Form 10-Q
period 2025-03-31
Lakeshore Acquisition III Corp.
filed 2025-05-22
CIK 2049248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:  001-42623

Lakeshore Acquisition III Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, NY, 10065
(Address of Principal Executive Offices, including zip code)

(917) 327-9933
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	LCCC	THE NASDAQ STOCK MARKET LLC
Rights	LCCCR	THE NASDAQ STOCK MARKET LLC
Units	LCCCU	THE NASDAQ STOCK MARKET LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of May 22, 2025 there were 8,905,000 ordinary shares, par value $0.0001, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION III CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2025	2024
	Unaudited
ASSETS
Current Assets
Cash	$35,338	$100,876
Deferred offering costs	250,850	195,000
Prepaid expenses	15,000	15,000
Total current assets	301,188	310,876
Total Assets	$301,188	$310,876

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Notes payable to related party	$300,000	$300,000
Accrued offering costs	25,000	-
Total current liabilities	325,000	300,000
Total Liabilities	325,000	300,000

Shareholder's Equity
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,725,000 shares issued and outstanding(1)	173	173
Additional paid in capital	24,827	24,827
Accumulated deficit	(48,812)	(14,124)
Total Shareholder's Equity (Deficit)	(23,812)	10,876
Total Liabilities and Shareholder's Equity (Deficit)	$301,188	$310,876

(1)

This number includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statement of Operations

For the Three Months Ended March 31, 2025

Formation, general and administrative expenses	$34,688
Net loss	$(34,688)

Basic and diluted weighted average shares outstanding(1)	1,500,000

Basic and diluted net loss per share	$(0.02)

(1)

The calculation excludes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statement of Changes in Shareholder’s Equity (Deficit)

For the Three Months Ended March 31, 2025

	Ordinary Shares		Additional Paid- in	Accumulated	Total Shareholder’s Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2024	1,725,000	$173	$24,827	$(14,124)	$10,876
Net loss	—	—	—	(34,688)	(34,688)
Balances, March 31, 2025	1,725,000	$173	$24,827	$(48,812)	$(23,812)

(1)

This number includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2025

Cash flow from operating activities
Net loss	$(34,688)
Net cash used in operating activities	(34,688)

Cash flow from financing activities
Payment of deferred offering costs	(30,850)
Net cash used in financing activities	(30,850)

Net decrease in cash	(65,538)
Cash at beginning of period	100,876
Cash at end of period	$35,338

Non-cash investing and financing activities:
Deferred offering costs accrued	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Lakeshore Acquisition III Corp. (the “Company”) was incorporated in the Cayman Islands on October 21, 2024, as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region.

As of March 31, 2025, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from October 21, 2024 (inception) through March 31, 2025 relate to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company’s sponsor is Redone Investment Limited, a BVI limited liability company.

Financing

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on April 29, 2025 (the “Effective Date”). On May 1, 2025, the Company consummated an IPO of 6,900,000 units, which includes the full exercise of the over-allotment option by the underwriters in the IPO, at $10.00 per unit (the “Public Units”), generating total gross proceeds of $69,000,000.

Simultaneously with the IPO, the Company sold to its sponsor 280,000 units at $10.00 per unit (the “Private Units”) in a private placement (as described in Note 4), generating total gross proceeds of $2,800,000.

Offering costs amounted to $3,934,900, consisting of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions to be in the form of ordinary shares at $10.00 per share upon the consummation of the Company’s initial business combination, and $484,900 of other offering costs. The Company received net proceeds of $70,280,100 from the IPO and the private placement without considering deferred underwriting commissions.

Trust Account

Upon the closing of the IPO and the private placement, $69,000,000 was placed in a trust account (the “Trust Account”) with Wilmington Trust, National Association acting as trustee.

The funds held in the trust account can be invested in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 15 months from the consummation of the IPO.

Placing funds in the Trust Account may not protect those funds from third party claims against the Company. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial business combination may occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test.

The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure a business combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in this offering without the Company’s prior written consent.

In connection with any shareholder vote required to approve any business combination, the initial shareholders will agree (a) to vote any of their respective shares in favor of the initial business combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Liquidation

Pursuant to the amended and restated memorandum and articles of association, if the Company is unable to complete its initial business combination within 15 months from the effective date of the IPO, the Company will (I) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares at a price pro rata to the amount held in the Trust Account (less taxes payable and up to US$50,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $35,338 in cash and deferred offering costs of $250,850.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the sponsor of $25,000 (see Note 7) for the founder shares and the loan under an unsecured promissory note from the sponsor of $300,000 in total (see Note 5). Upon the consummation of the IPO, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

Upon the consummation of the IPO and the private placement (see Note 3 and Note 4), $69,000,000 of cash was placed in the Trust Account, and $1,221,788 of cash was held outside of the Trust Account available for the Company’s subsequent working capital purposes.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements is presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on May 7, 2025 and April 30, 2025, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

Deferred Offering Costs

Deferred offering costs consist principally of legal, underwriting fees and expenses and other costs incurred through the condensed balance sheet date that are directly related to the initial public offering and that will be charged to shareholder’s equity upon the receipt of the capital raised. Should the initial public offering prove to be unsuccessful, these deferred costs as well as additional expenses to be incurred will be charged to operations. As of March 31, 2025 and December 31, 2024, the Company recorded deferred offering costs of $250,850 and $195,000, respectively.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value per share as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Fair Value Measurement

Pursuant to FASB ASC 820, The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. Weighted average shares was reduced for the effect of an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

The Company identifies and discloses related party and related party transactions in accordance with ASC 850 Related Party Disclosures (“ASC 850”) and guidance of SEC, including the nature of the relationship, the description of the transactions, the dollar amounts, and any outstanding balances.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on October 21, 2024, the evaluation was performed for 2024 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties incurred since the Company was incorporated on October 21, 2024.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was deemed to be de minimis for the period presented. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025, as described in Note 8.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on May 1, 2025, the Company sold 6,900,000 Public Units, which includes the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Public Unit. Each unit consists of one ordinary share and one right. Each right entitles the holder thereof to receive one-sixth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon conversion of the rights (See Note 7).

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, Redone Investment Limited, the Company’s sponsor, purchased an aggregate of 280,000 Private Units in a private placement at $10.00 per Private Unit. The Private Units are identical to the units sold in the IPO, as each private unit consists of one share of ordinary shares in the Company, and one right to receive one sixth (1/6) of a share of ordinary shares automatically upon the consummation of an initial business combination.

The holders of the private units have agreed (A) to vote the shares underlying their private units in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination unless the Company provides public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the private units into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial business combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the private units shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

Note 5 — Related Party Transactions

Founder Shares

On November 6, 2024, 1,725,000 shares of the Company’s ordinary shares were subscribed by the sponsor at a price of approximately $0.014 per share for an aggregate amount of $25,000, which includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering (not including the shares underlying the private placement units or the shares to be issued to the underwriter at closing of the business combination). On May 1, 2025, the over-allotment option has been fully exercised. As a result, the 225,000 founder shares were no longer subject to forfeiture.

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. As of March 31, 2025, the Company had paid an aggregate of $44,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which this offering is consummated or the Company determines to abandon this offering. As of March 31, 2025, $300,000 was outstanding under this promissory note. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

As mentioned in Note 1, in order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies to repurchases that occur after December 31, 2022.

Therefore, any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming shareholders, the mechanics of any required payments of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

Underwriting Agreement

A deferred underwriting commission of $0.35 per Public Unit sold, totaling $2,415,000 will be in the form of representative shares at $10.00 per share deferred until consummation of the Company’s initial business combination.

Registration Rights

The initial shareholders will be entitled to registration rights with respect to their initial shares, as well as the holders of the private units and holders of any securities issued to the Company’s initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to the Company, will be entitled to registration rights with respect to the private units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that the Company register these securities at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination.

Note 7 — Shareholder’s Deficit

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share.

On November 6, 2024, 1,725,000 shares of the Company’s ordinary shares were subscribed by the sponsor at a price of approximately $0.014 per share for an aggregate of $25,000, which includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering (not including the shares underlying the private placement units or the shares to be issued to the underwriter at closing of the business combination).

As of March 31, 2025, there were 1,725,000 shares of ordinary shares issued and outstanding. This amount includes 225,000 shares subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. On May 1, 2025, the over-allotment option has been fully exercised. As a result, the 225,000 founder shares were no longer subject to forfeiture.

Rights

Each holder of a public right will automatically receive one-sixth of one ordinary share upon consummation of an initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will be rounded down to the nearest whole share. As a result, the holders of rights must hold rights in multiples of six in order to receive shares for all of their rights upon closing of a business combination. If the Company are unable to complete an initial business combination within the required time period and redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary share will receive in the transaction on an as-converted into ordinary share basis.

The private rights have terms and provisions identical to public rights except that they are subject to certain transfer restrictions as set forth by a letter agreement.

The Company accounted for the public and private rights issued in connection with the IPO and the private placement based on an assessment of the rights’ specific terms and applicable guidance in ASC 480 and ASC 815.

The assessment considers whether the rights: (i) are freestanding financial instruments pursuant to ASC 480; (ii) meet the definition of a liability pursuant to ASC 480; and (iii) satisfy all requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares, and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

Based on this assessment, the public and private rights met the criteria for equity classification under ASC 815 as of their issuance date and are classified as equity.

Note 8 —Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

As of March 31, 2025
Cash	$35,338
Deferred offering costs	250,850
Prepaid expenses	15,000
Total Assets	$301,188

The CODM reviews the Company’s financial position by reviewing the total assets available to determine if sufficient resources are in place to discharge liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds from the public offering.

Note 9 —Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements was issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s IPO was declared effective on April 29, 2025. On May 1, 2025, the Company consummated its IPO with the underwriters’ full exercise of the over-allotment option, and a private placement to the Company’s sponsor (See Note 3 and Note 4).

Upon the closing of the IPO and the private placement on May 1, 2025, an aggregate of $69,000,000 from the net proceeds of the sale of Public Units and the Private Units was placed in the Trust Account, and $1,221,788 of cash was held outside of the Trust Account available for the Company’s subsequent working capital purposes.

Offering costs amounted to $3,934,900, consisting of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions which will be in the form of ordinary shares at $10.00 per share upon the consummation of the Company’s initial business combination, and $484,900 of other offering costs.

Item 2. Management’s Discussion and Analysis.

References to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition III Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (the “SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 21, 2024, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from October 21, 2024 (inception) through March 31, 2025 relate to the formation and the IPO. We will have no operations other than the active solicitation of one or more target businesses with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2025, we had $35,338 in cash and deferred offering costs of $250,850.

Recent Developments

On May 1, 2025, we consummated an IPO of 6,900,000 Public Units, which includes the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Public Unit, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 280,000 Private Units, at a price of $10.00 per Private Unit, in a private placement to our sponsor, RedOne Investment Limited, generating gross proceeds of $2,800,000.

Offering costs amounted to $3,934,900, consisting of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions which will be in the form of ordinary shares at $10.00 per share upon the consummation of the Company’s initial business combination, and $484,900 of other offering costs.

Upon the closing of the IPO and the private placement, $69,000,000 was placed in a trust account (the “Trust Account”) with Wilmington Trust, National Association acting as trustee. $1,221,788 of cash was held outside of the Trust Account available for the working capital purposes.

Results of Operations

Our all activities from October 21, 2024 (inception) up to March 31, 2025 relate to formation and in preparation for the IPO. For the three months ended March 31, 2025, we had a net loss of $34,688.

Since the consummation of the IPO, our activities have been primarily focused on evaluating potential business combination candidates. We do not anticipate generating any operating revenues until the consummation of our initial business combination. We expect to generate non-operating income in the form of interest income from the proceeds derived from the IPO. We will incur expenses associated with being a public company, as well as costs related to the search for suitable business combination targets.

Liquidity and Capital Resources

As of March 31, 2025, we had $35,338 in cash and deferred offering costs of $250,850.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $300,000. As of March 31, 2025, $300,000 was outstanding under this promissory note. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

We consummated the IPO and private placement on May 1, 2025. Upon the consummation of the IPO and the private placement, $69,000,000 of cash was placed in the Trust Account with Wilmington Trust, National Association acting as trustee. $1,221,788 of cash was held outside of the Trust Account available for our working capital purposes.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the working capital loan may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. If we do not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available. To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the condensed balance sheet date that were directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO. If the IPO proved unsuccessful, these deferred costs, as well as additional expenses incurred, would be charged to operations. As of March 31, 2025 and December 31, 2024, we recorded deferred offering costs of $250,850 and $195,000, respectively.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on January 1, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Underwriting Agreement

A deferred underwriting commission of $0.35 per Public Unit sold, totaling $2,415,000 will be in the form of representative shares at $10.00 per share deferred until consummation of the initial business combination.

Registration Rights

The initial shareholders will be entitled to registration rights with respect to their initial shares, as well as the holders of the private units and holders of any securities issued to our initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to us, will be entitled to registration rights with respect to the private units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that we register these securities at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the consummation of a business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended March 31, 2025, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus on Form 424B4, dated as April 29, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On May 1, 2025, we consummated or initial public offering (the “IPO”) of 6,900,000 units (the “Units”), which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), and one right that entitles the holder thereof to receive one-sixth (1/6) of one Ordinary Share upon consummation of our initial business combination (a “Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-286395). The SEC declared the registration statement effective on April 29, 2025.

Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) in which RedOne Investment Limited (the “Sponsor”), which purchased 280,000 private units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,800,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions.

We paid a total of $1,035,000 underwriting discounts and commissions and $484,900 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions, which will be in the form of ordinary shares at $10.00 per share upon the consummation of the Company’s initial business combination.

A total of $69,000,000 of the proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based trust account at Wilmington Trust, National Association acting as trustee. $1,221,788 of cash was held outside of the Trust Account available for our working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakeshore Acquisition III Corp.

Date: May 22, 2025	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

