Form 10-Q
period 2025-06-30
Lakeshore Acquisition III Corp.
filed 2025-08-01
CIK 2049248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2025 there were 8,905,000 ordinary shares, par value $0.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

LAKESHORE ACQUISITION III CORP.

Condensed Balance Sheets

	June 30,
	2025	December 31,
	Unaudited	2024
ASSETS
Current Assets
Cash	$1,022,944	$100,876
Deferred offering costs	-	195,000
Prepaid expenses	57,500	15,000
Total Current Assets	1,080,444	310,876
Marketable securities held in Trust Account	69,467,311	-
Total Assets	$70,547,755	$310,876

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Notes payable to related party	$-	$300,000
Accrued expenses and other current liabilities	75,000	-
Total Current Liabilities	75,000	300,000
Deferred underwriting fee payable	2,415,000	-
Total Liabilities	2,490,000	300,000

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of approximately $10.06 per share	69,467,311	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,005,000 and 1,725,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (1)	201	173
Additional paid in capital	-	24,827
Accumulated deficit	(1,409,757)	(14,124)
Total Shareholders’ Equity (Deficit)	(1,409,556)	10,876
Total Liabilities and Shareholders’ Equity (Deficit)	$70,547,755	$310,876

(1)

The number of ordinary shares issued and outstanding at December 31, 2024  includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statements of Operations

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Formation, general and administrative expenses	$250,844	$285,532
Loss From Operations	(250,844)	(285,532)

Other income
Interest income on marketable securities held in Trust Account	467,311	467,311
Net Income	$216,467	$181,779

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	4,625,275	2,325,414
Non-redeemable ordinary shares-basic and diluted (1)	1,838,516	1,670,193

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.06	$0.13
Non-redeemable ordinary shares-basic and diluted	$(0.04)	$(0.07)

(1)

The number of non-redeemable ordinary shares outstanding excludes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised for the period from January 1, 2025 through April 30, 2025. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit)

	Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balances, December 31, 2024(1)	1,725,000	$173	$24,827	$(14,124)	$10,876
Net loss	-	-	-	(34,688)	(34,688)
Balances, March 31, 2025(1)	1,725,000	173	24,827	(48,812)	(23,812)
Issuance of public units	6,900,000	690	68,999,310	-	69,000,000
Issuance of private units	280,000	28	2,799,972	-	2,800,000
Deduction of offering costs	-	-	(3,934,900)	-	(3,934,900)
Deduction for value of public shares subject to possible redemption	(6,900,000)	(690)	(66,991,410)	-	(66,992,100)
Allocation of offering costs to public shares subject to possible redemption	-	-	3,820,394	-	3,820,394
Net income	-	-	-	216,467	216,467
Deduction for increases of carrying value of redeemable public shares	-	-	(4,718,193)	(1,577,412)	(6,295,605)
Balances, June 30, 2025(1)	2,005,000	$201	$-	$(1,409,757)	$(1,409,556)

(1)

This number of ordinary shares outstanding at December 31, 2024 and March 31, 2025 includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2025

Cash flows from operating activities
Net income	$181,779
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in trust account	(467,311)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(42,500)
Increase in accrued expenses	75,000
Net cash used in operating activities	(253,032)

Cash flows from investing activities
Cash deposited in trust account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash flows from financing activities
Proceeds from promissory note payable to related party	-

Proceeds from issuance of public units	69,000,000
Proceeds from issuance of private units	2,800,000
Payment of underwriting fee	(1,035,000)
Payment of offering costs	(289,900)
Repayment of the principal of promissory note to related party	(300,000)
Net cash provided by financing activities	70,175,100

Net increase in cash	922,068
Cash at beginning of period	100,876
Cash at end of period	$1,022,944

Non-cash financing activities
Deferred underwriting commission charged to additional paid in capital	$2,415,000
Initial value of public shares subject to possible redemption	$66,992,100
Reclassification of offering cost related to public shares	$(3,820,394)
Subsequent measurement of public shares subject to possible redemption	$6,295,605

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

As of June 30, 2025, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from October 21, 2024 (inception) through June 30, 2025 relate to the Company’s formation and the initial public offering (the “IPO”) described below and the efforts for its initial business combination. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,022,944 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Upon the consummation of the IPO with the over-allotment option fully exercised and the private placement (see Note 3 and Note 4), $69,000,000 of cash was placed in the Trust Account.

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

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the date of the closing of the IPO that are directly related to the IPO. As of May 1, 2025, offering costs totaled $3,934,900. The amount was consisted of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions (payment shall be in the form of ordinary shares at $10.00 per share deferred until consummation of the Company’s initial business combination), and $484,900 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,820,394 was allocated to public shares and was charged to temporary equity; $114,506 was allocated to public rights and was charged to shareholders’ equity.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025
Assets:
Marketable securities held in Trust Account	1	$69,467,311

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considers the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income in trust account less any dividends paid. The company then allocates the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption is considered to be dividends paid to the public shareholders.

For the three months and six months ended June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following computation:

	For The	For the
	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Net income	$216,467	$181,779
Interest earned from Trust Account-	(467,311)	(467,311)
Net loss allocable to both redeemable and nonredeemable shares	$(250,844)	$(285,532)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2025		June 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss allocable to both redeemable and nonredeemable shares	$(179,496)	$(71,348)	$(166,178)	$(119,354)
Interest earned from Trust Account	467,311	-	467,311	-
Allocation of net income (loss)	$287,815	$(71,348)	$301,133	$(119,354)

Denominators:
Weighted-average shares outstanding (1)	4,625,275	1,838,516	2,325,414	1,670,193
Basic and diluted net income (loss) per share	$0.06	$(0.04)	$0.13	$(0.07)

(1)

The number of non-redeemable ordinary shares outstanding excludes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised from the period from January 1, 2025 through April 30, 2025. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

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

As of June 30, 2025, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

As of June 30, 2025
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights	(2,007,900)
Offering costs of public shares	(3,820,394)
Plus:
Accretion of carrying value to redemption value	6,295,605
Ordinary share subject to possible redemption	$69,467,311

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. As of June 30, 2025, the Company had paid an aggregate of $74,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which this offering is consummated or the Company determines to abandon this offering. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor. No amounts were owed under the promissory note as of June 30, 2025.

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

Other Related Party Transactions

For the three months ended June 30, 2025, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $13,417. For the six months ended June 30, 2025, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $18,106. The outstanding balance amount of unreimbursed expenses was nil at June 30, 2025 and December 31, 2024.

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

Engagement agreement with Legal Counsel

The Company has entered into an engagement agreement with its legal counsel with respect to the initial business combination. The fee will be based on the number of hours spent. An aggregate of $150,000 will be paid prior to the closing of the business combination, and the balance will be due upon the closing of the business combination.

Engagement Agreement – Fairness Opinion

An aggregate of $30,000 will be paid prior to and upon the effectiveness of the registration statement of the initial business combination, based on an engagement agreement entered into by the Company and the provider of fairness opinion for the initial  business combination.

Note 7 — Shareholders’ Deficit

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share.

On November 6, 2024, 1,725,000 shares of the Company’s ordinary shares were subscribed by the sponsor at a price of approximately $0.014 per share for an aggregate of $25,000, which includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering (not including the shares underlying the private placement units or the shares to be issued to the underwriter at closing of the business combination). Since the over-allotment option was fully exercised, the 225,000 founder shares were no longer subject to forfeiture as of May 1, 2025.

On May 1, 2025, the Company sold 6,900,000 Public Units, which includes the full exercise of the over-allotment option by the underwriters at a price of $10.00 per Public Unit in the IPO; and the Company sold to its sponsor an aggregate of 280,000 Private Units at $10.00 per Private Unit. Each Public Unit and Private Unit consists of one ordinary share and one right.

As of June 30, 2025, there were 2,005,000 shares of ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

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

As of June 30, 2025
Cash	$1,022,944
Prepaid expenses	57,500
Marketable securities held in Trust Account	69,467,311
Total Assets	$70,547,755

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Formation, general and administrative expenses	$(250,844)	$(285,532)
Interest income on marketable securities held in Trust Account	467,311	467,311
Net Income	$216,467	$181,779

The CODM reviews the Company’s financial position by reviewing the total assets available to determine if sufficient resources are in place to discharge liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of offering costs and general and administrative expenses incurred to assess if these are in line with the planned use of proceeds from the public offering.

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

We presently have no revenue. All activities for the period from October 21, 2024 (inception) through June 30, 2025 relate to the formation and the IPO and the efforts for the initial business combination. We will have no operations other than the active solicitation of one or more target businesses with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Upon the closing of the IPO and the private placement, $69,000,000 was placed in a trust account (the “Trust Account”) with Wilmington Trust, National Association acting as trustee. This amount equals 6,900,000 ordinary shares subject to possible redemption multiplied by redemption value of $10.00 per share.

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2025, we had $1,022,944 in cash held outside the Trust Account available for working capital purposes.

Results of Operations

Our all activities from October 21, 2024 (inception) up to the consummation of the IPO was in preparation for the IPO.

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

For the six months ended June 30, 2025, we had a net income of $181,779. We incurred $285,532 of general and administrative expenses and earned $467,311 of interest income from investments in our Trust Account.

Liquidity and Capital Resources

As of June 30, 2025, we had $1,022,944 in cash held outside the Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $300,000. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

We consummated the IPO and private placement on May 1, 2025. Upon the consummation of the IPO and the private placement, $69,000,000 of cash was placed in the Trust Account with Wilmington Trust, National Association acting as trustee. As of June 30, 2025, an aggregate of $69,467,311 was held in the Trust Account invested in U.S. treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amend.

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

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the date of the closing of the IPO that are directly related to the IPO. As of May 1, 2025, offering costs totaled $3,934,900. The amount was consisted of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions (payment shall be in the form of ordinary shares at $10.00 per share deferred until consummation of the Company’s initial business combination), and $484,900 of other offering costs. We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. We allocated offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,820,394 was allocated to public shares and was charged to temporary equity; $114,506 was allocated to public rights and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value per share as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first consider the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income in trust account less any dividends paid. We then allocate the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption is considered to be dividends paid to the public shareholders.

For the three months and six months ended June 30, 2025, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement agreement with Legal Counsel

We have entered into an engagement agreement with its legal counsel with respect to the initial business combination. The fee will be based on the number of hours spent. An aggregate of $150,000 will be paid prior to the closing of the business combination, and the balance will be due upon the closing of the business combination.

Engagement Agreement – Fairness Opinion

An aggregate of $30,000 will be paid prior to and upon the effectiveness of the registration statement of the initial business combination, based on an engagement agreement entered into by us with the provider of fairness opinion for the initial  business combination.

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

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended June 30, 2025, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lakeshore Acquisition III Corp.

Date: August 1, 2025	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

