Form 10-Q
period 2025-09-30
Lakeshore Acquisition III Corp.
filed 2025-10-28
CIK 2049248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025 there were 8,905,000 ordinary shares, par value $0.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

LAKESHORE ACQUISITION III CORP.

Condensed Balance Sheets

	September 30,
	2025	December 31,
	Unaudited	2024
ASSETS
Current Assets
Cash	$816,656	$100,876
Deferred offering costs	-	195,000
Prepaid expenses	33,250	15,000
Total Current Assets	849,906	310,876
Marketable securities held in Trust Account	70,184,641	-
Total Assets	$71,034,547	$310,876

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Notes payable to related party	$-	$300,000
Accrued expenses and other current liabilities	75,000	-
Total Current Liabilities	75,000	300,000
Deferred underwriting fee payable	2,415,000	-
Total Liabilities	2,490,000	300,000

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of approximately $10.17 per share	70,184,641	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,005,000 and 1,725,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)	201	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,640,295)	(14,124)
Total Shareholders’ Equity (Deficit)	(1,640,094)	10,876
Total Liabilities and Shareholders’ Equity (Deficit)	$71,034,547	$310,876

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statements of Income

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Formation, general and administrative expenses	$230,538	$516,070
Loss From Operations	(230,538)	(516,070)

Other income
Interest income on marketable securities held in Trust Account	717,330	1,184,641
Net Income	$486,792	$668,571

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	6,900,000	3,867,033
Non-redeemable ordinary shares-basic and diluted (1)	2,005,000	1,783,022

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.08	$0.22
Non-redeemable ordinary shares-basic and diluted	$(0.03)	$(0.09)

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2024(1)	1,725,000	$173	$24,827	$(14,124)	$10,876
Net loss	-	-	-	(34,688)	(34,688)
Balances, March 31, 2025(1)	1,725,000	173	24,827	(48,812)	(23,812)
Issuance of public units	6,900,000	690	68,999,310	-	69,000,000
Issuance of private units	280,000	28	2,799,972	-	2,800,000
Deduction of offering costs	-	-	(3,934,900)	-	(3,934,900)
Deduction for value of public shares subject to possible redemption	(6,900,000)	(690)	(66,991,410)	-	(66,992,100)
Allocation of offering costs to public shares subject to possible redemption	-	-	3,820,394	-	3,820,394
Net income	-	-	-	216,467	216,467
Deduction for increases of carrying value of redeemable public shares	-	-	(4,718,193)	(1,577,412)	(6,295,605)
Balances, June 30, 2025(1)	2,005,000	201	-	(1,409,757)	(1,409,556)
Net income	-	-	-	486,792	486,792
Deduction for increases of carrying value of redeemable public shares	-	-	-	(717,330)	(717,330)
Balances, September 30, 2025(1)	2,005,000	$201	$-	$(1,640,295)	$(1,640,094)

(1)

The number of ordinary shares outstanding at December 31, 2024 and March 31, 2025 includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2025

Cash flows from operating activities
Net income	$668,571
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in trust account	(1,184,641)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(18,250)
Increase in accrued expenses	75,000
Net cash used in operating activities	(459,320)

Cash flows from investing activities
Cash deposited in trust account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash flows from financing activities
Proceeds from issuance of public units	69,000,000
Proceeds from issuance of private units	2,800,000
Payment of underwriting fee	(1,035,000)
Payment of offering costs	(289,900)
Repayment of the principal of promissory note to related party	(300,000)
Net cash provided by financing activities	70,175,100

Net increase in cash	715,780
Cash at beginning of period	100,876
Cash at end of period	$816,656

Non-cash financing activities
Deferred underwriting commission charged to additional paid-in capital	$2,415,000
Initial value of public shares subject to possible redemption	$66,992,100
Reclassification of offering cost related to public shares	$(3,820,394)
Subsequent measurement of public shares subject to possible redemption	$7,012,935

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

As of September 30, 2025, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from October 21, 2024 (inception) through September 30, 2025 relate to the Company’s formation and the initial public offering (the “IPO”) described below and the efforts for its initial business combination. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $816,656 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that the Company fails to consummate a business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate a business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value per share as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account	1	$70,184,641

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. As of September 30, 2025, $816,656 was deposited in cash accounts at Morgan Stanley. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

For the three months and nine months ended September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

The net income (loss) per share presented in the unaudited condensed statements of income is based on the following computation:

	For The	For the
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Net income	$486,792	$668,571
Interest earned from Trust Account	(717,330)	(1,184,641)
Net loss allocable to both redeemable and nonredeemable shares	$(230,538)	$(516,070)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2025		September 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss allocable to both redeemable and nonredeemable shares	$(178,631)	$(51,907)	$(353,211)	$(162,859)
Interest earned from Trust Account	717,330	-	1,184,641	-
Allocation of net income (loss)	$538,699	$(51,907)	$831,430	$(162,859)

Denominators:
Weighted-average shares outstanding (1)	6,900,000	2,005,000	3,867,033	1,783,022
Basic and diluted net income (loss) per share	$0.08	$(0.03)	$0.22	$(0.09)

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

As of September 30, 2025, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

As of September 30, 2025
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights	(2,007,900)
Offering costs of public shares	(3,820,394)
Plus:
Accretion of carrying value to redemption value	7,012,935
Ordinary share subject to possible redemption	$70,184,641

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. As of September 30, 2025, the Company had paid an aggregate of $104,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which this offering is consummated or the Company determines to abandon this offering. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor. No amounts were owed under the promissory note as of September 30, 2025.

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

Other Related Party Transactions

For the three months ended September 30, 2025, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $8,840. For the nine months ended September 30, 2025, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $26,946. The outstanding balance amount of unreimbursed expenses was nil at September 30, 2025 and December 31, 2024.

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

Engagement Agreement – Financial Advisory

The Company has retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the three months ended September 30, 2025. And the Company agrees to pay 500,000 newly issued shares of common stock at $10.00 per share at the closing of the business combination if the Company completes its initial business combination within 30 months from the engagement date.

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

As of September 30, 2025, there were 2,005,000 shares of ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of income as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

As of September 30, 2025
Cash	$816,656
Prepaid expenses	33,250
Marketable securities held in Trust Account	70,184,641
Total Assets	$71,034,547

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Formation, general and administrative expenses	$(230,538)	$(516,070)
Interest income on marketable securities held in Trust Account	717,330	1,184,641
Net Income	$486,792	$668,571

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

We presently have no revenue. All activities for the period from October 21, 2024 (inception) through September 30, 2025 relate to the formation and the IPO and the efforts for the initial business combination. We will have no operations other than the active solicitation of one or more target businesses with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2025, we had $816,656 in cash held outside the Trust Account available for working capital purposes.

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

For the nine months ended September 30, 2025, we had a net income of $668,571. We incurred $516,070 of general and administrative expenses and earned $1,184,641 of interest income from investments in our Trust Account.

Liquidity and Capital Resources

As of September 30, 2025, we had $816,656 in cash held outside the Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $300,000. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

We consummated the IPO and private placement on May 1, 2025. Upon the consummation of the IPO and the private placement, $69,000,000 of cash was placed in the Trust Account with Wilmington Trust, National Association acting as trustee. As of September 30, 2025, an aggregate of $70,184,641 was held in the Trust Account invested in U.S. treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amend.

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

We performed an assessment on our ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that we will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that we fail to consummate a business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about our ability to continue as a going concern one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of failing to consummate a business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value per share as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero.

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

For the three months and nine months ended September 30, 2025, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement Agreement – Financial Advisory

We have retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the three months ended September 30, 2025. And we agree to pay 500,000 newly issued shares of common stock at $10.00 per share at the closing of the business combination if we complete the initial business combination within 30 months from the engagement date.

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

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended September 30, 2025, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lakeshore Acquisition III Corp.

Date: October 28, 2025	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

