Form 10-K
period 2025-12-31
Lakeshore Acquisition III Corp.
filed 2026-02-04
CIK 2049248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-42623

Lakeshore Acquisition III Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, NY	10065
(Address of principal executive offices)	(Zip Code)

(917) 327-9933

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange
Ordinary Shares	LCCC	The Nasdaq Global Market
Rights	LCCCR	The Nasdaq Global Market
Units	LCCCU	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $69,153,180.

As of February 4, 2026, there were 8,905,000 ordinary shares, including ordinary shares underlying the units, issued and outstanding.

Lakeshore Acquisition III Corp.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

Lakeshore Acquisition III Corp. (“we”, “us”, “our” and the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on October 21, 2024, incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination.” Our efforts to identify a prospective target business will not be limited to a particular industry, while we intend to focus on identifying a prospective target business in North America, South America, Europe, or Asia.

Initial Public Offering and Private Placement

On May 1, 2025, the Company consummated the initial public offering (“IPO”) of 6,900,000 units (the “Units”), which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”) and one right that entitles the holder thereof to receive one-sixth (1/6) of one Ordinary Share upon consummation of the Company’s initial business combination (“Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which RedOne Investment Limited (the “Sponsor”) purchased 280,000 private units (the “Private Placement Units”) at a price of $10.00 per Private Unit, generating total gross proceeds of $2,800,000. The Private Placement Units are identical to the Units sold in the IPO except that the Private Placement Units are subject to certain transfer restrictions. The Private Placement Units may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until the completion of the Company’s initial business combination. The holders of the Private Placement Units were granted certain demand and piggyback registration rights in connection with the Private Placement.

On May 1, 2025, a total of $69,000,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from October 21, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”), and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On June 18, 2025, the Company announced that holders of the Company’s units may elect to separately trade the Ordinary Shares and Rights included in its Units commencing on or about June 23, 2025. The Ordinary Shares and Rights are currently trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “LCCC” and “LCCCR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “LCCCU”.

Business Strategy

Our efforts to identify a prospective target business will not be limited to a particular industry, while we intend to focus on identifying a prospective target business in North America, South America, Europe, or Asia. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company.

We will seek to capitalize on the significant contacts and experience of our management team, including Bill Chen, our Chief Executive Officer and Chief Financial Officer, and H. David Sherman, Jon M. Montgomery and Brian Ferrier, each a director.

Our management team plans to identify and contact potential target businesses and start to evaluate and pursue a possible business combination. In addition, we will communicate the parameters of our search to our network of relationships and transaction sources to help us identify potential target businesses. We intend to leverage our team’s collective experience to successfully complete a business combination, and then continue to support our target business with our industry relationships, insights and regulatory knowledge, financial expertise and capital resources.

Competitive Strengths

We believe we are well positioned to find and attract an exciting business, and to help them as a newly public company grow and thrive, offering a partnership that extends far beyond our capital. Our management team’s deep operational experience, product experience, extensive networks, and track records as investors, advisors, and board members make us an attractive partner.

We are dedicated to finding bold founders, operators, and inventors who are committed to building a leading business and would benefit from access to the public markets as well as working with our team. We have a proven track record of success in several industries as senior executives, investors and board members and are confident that we can partner with other founders, shareholder and management to help support building a category-defining business. We believe we possess the following tools to drive value creation at a company:

•	Experience recognizing key trends: Our team has demonstrated a long history of managing and growing businesses at the epicenter of major trends.

•

Experience identifying strong management teams: With key members of our team having had significant senior executive roles, we believe we have an ability to identify the characteristics of successful business leaders, and effective in engaging with these management teams.

•

History of operating experience: The members of our team are seasoned operators having held executive level roles in various companies. We have experience in developing and executing strategy, building and retaining teams, and executing business combinations among other activities.

•

Deep network and connections to company founders: Our team has many connections to company founders and business leaders across various industry. We have invested in many companies, served on many boards and have worked with many influential founders and senior management teams. We believe our network and our connections will assist in the successful selection of our initial business combination and subsequent guidance of the company.

•

Prior SPAC Experience: Our management team possesses a strong understanding of the SPAC structure and market. Members of our management team have served as members of the board and management of an aggregate of four SPACs that have consummated a business combination.

Investment Criteria

We intend to leverage the extensive network and experience of our management team in identifying a suitable target and structuring a business combination that is attractive to both the target and our public shareholders. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

•

Clear and Sustainable Competitive Advantages: We intend to target businesses that differentiate themselves from their peers in ways that are difficult to replicate and have clear competitive advantages. Members of our team have accomplished track records of founding, operating, and investing in various industries and intend to focus on prospective businesses that engage to serve customers in novel and transformational manner. We believe our team’s expertise and understanding of innovative businesses will be paramount in identifying and assessing initial business combination candidates.

•

High Growth Potential and Cash Flow: We intend to seek businesses that are well positioned to grow in their respective markets and which have clear plans on how to leverage additional capital to accelerate growth. We expect to target businesses that have had, or expect to have, strong cash flow generation. We believe that our team’s collective experiences engaging with innovative businesses positions us well to identify, nurture, and expand high potential businesses.

•

Experienced Management Teams: We intend to seek to target businesses that have strong, experienced and dynamic management teams who we believe may benefit from our financial, managerial and investment expertise as well as our extensive industry networks and insights. We believe that identifying such management teams is particularly important given our target industry.

•

Attractive Valuations: We intend to only evaluate a business that, based on our due diligence and industry experience, represents an attractive valuation relative to publicly listed companies with similar characteristics or in similar industry segments. We intend to seek businesses in which we believe we can add operational value through mentorship of management, knowledge of operating challenges, experience with industry dynamics, expertise in navigating public markets, and strategic relationships with investors, among others.

•

Will Benefit from Being a Public Company: We intend to pursue a business that will benefit from being a public company, including potentially having broader access to capital and a public currency for acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

We will have up to 15 months from the closing of the IPO (August 1, 2026), or until such earlier liquidation date as our board of directors may approve, to consummate an initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 15-month period, we may seek shareholder approval to amend our memorandum and articles of association to extend the date by which we must consummate our initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes), divided by the number of then issued and outstanding public shares, subject to applicable law.

If we are unable to consummate an initial business combination within the completion window, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us (net of funds withdrawn to pay our taxes and up to $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and subsequently dissolve. We expect that the pro rata redemption price to be approximately $10.00 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Nasdaq listing rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

Enforceability of Civil Liability

We are an exempted company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets will be located within the United States. Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are considered persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

•	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of U.S. securities laws; and

•	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the U.S. or any state in the U.S.

There is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands may not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. We have been further advised that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment:

(a)	is given by a foreign court of competent jurisdiction;

(b)	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

(c)	is final;

(d)	is not in respect of taxes, a fine or a penalty;

(e)	was not obtained by fraud; and

(f)

is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy).

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company for each fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of the previous year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during the previous completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of the previous year’s second fiscal quarter.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for attractive targets may increase, which could cause target companies to demand improved financial terms. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Facilities

We maintain our executive offices at 667 Madison Avenue, New York, NY 10065. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate thereof for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have one officer serving as both our Chief Executive Officer and Chief Financial Officer, and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from those in this Annual Report on Form 10-K are any of the risks described in the final prospectus of the Company filed with the SEC on April 30, 2025 (File No. 333-286395) (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We maintain our executive offices at 667 Madison Avenue, New York, NY 10065. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate thereof for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “LCCCU” on April 30, 2025. The Ordinary Shares and Rights comprising the units began separate trading on Nasdaq on June 23, 2025, under the symbols “LCCC” and “LCCCR,” respectively.

Holders of Record

At December 31, 2025, 7,722,866 of our Ordinary Shares held by five shareholders of record and 1,182,134 Units held by two holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On November 6, 2024, we issued 1,725,000 ordinary shares of a par value of $0.0001 each to our Sponsor for a purchase price of $25,000, or approximately $0.014 per share. On April 29, 2025, our Sponsor transferred to each independent director, Jon M. Montgomery, Dr. H. David Sherman, and Brian Ferrier 10,000 founder shares, all at the original purchase price when the sponsor acquired such shares from us. As of date of this report, an aggregate of 1,725,000 shares had been sold to certain of our founders, which we refer to throughout this report as the “Founder Shares,” for an aggregate purchase price of $25,000, or approximately $0.014 per share, in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 1, 2025, the Company consummated the IPO of 6,900,000 Units, which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one Ordinary Shares and one Right. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000. Simultaneously with the closing of the IPO, the Company consummated Private Placement in which the Sponsor purchased 280,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,800,000. The Private Placement Units are identical to the Units sold in the IPO except that the Private Placement Units are subject to certain transfer restrictions. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $69,000,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders. We paid a total of $1,035,000 underwriting discounts and commissions and $484,900 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions, which will be in the form of ordinary shares at $10.00 per share upon the consummation of the Company’s initial business combination.

At December 31, 2025, the Company had $70,858,017 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We presently have no revenue. All activities for the period from October 21, 2024 (inception) through December 31, 2025 relate to the formation and the IPO and the efforts for the initial business combination. We will have no operations other than the active solicitation of one or more target businesses with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying financial statements, as of December 31, 2025, we had $756,592 in cash held outside the Trust Account available for working capital purposes.

We cannot assure you that our plans to complete our initial business combination will be successful. If we are unable to complete our initial business combination within 15 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares at a price pro rata to the amount held in the Trust Account (less taxes payable and up to US$50,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

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

For the year ended December 31, 2025, we had a net income of $1,257,633. We incurred $600,384 of general and administrative expenses and earned $1,858,017 of interest income from investments in our Trust Account.

For the period from October 21, 2024 to December 31, 2024, we had a net loss of $14,124, which consisted of $14,124 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2025, we had $756,592 in cash held outside the Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $300,000. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

We consummated the IPO and private placement on May 1, 2025. Upon the consummation of the IPO and the private placement, $69,000,000 of cash was placed in the Trust Account with Wilmington Trust, National Association acting as trustee. As of December 31, 2025, an aggregate of $70,858,017 was held in the Trust Account invested in U.S. treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amend.

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

We performed an assessment on our ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. We have $756,592 cash, working capital of $690,592, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about our ability to continue as a going concern. In addition, there is no assurance that we will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that we fail to consummate a business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value per share as temporary equity, outside of the shareholders’ equity section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero.

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

For the year ended December 31, 2025 and for the period from October 21, 2024 to December 31, 2024, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025 and December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement Agreement – Financial Advisory

We have retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the year ended December 31, 2025. And we agree to pay 500,000 newly issued shares of common stock at $10.00 per share at the closing of the business combination if we complete the initial business combination within 30 months from the engagement date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2025 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2025.

Name	Age	Position
Bill Chen	60	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
Jon M. Montgomery	76	Director
Dr. H. David Sherman	77	Director
Brian Ferrier	77	Director

Below is a summary of the business experience of each our executive officers and directors:

Deyin (Bill) Chen has been Lakeshore’s Chief Executive Officer and Chief Financial Officer since October 2024, and has also been Lakeshore’s director since November 2024. He served as the Chief Executive Officer and the Chairman as well as the managing member of the sponsor (Redone Investment Limited) of Lakeshore Acquisition I Corp. (Nasdaq: LAAA) until the closing of Lakeshore I’s merger with ProSomnus Inc. on December 6, 2022. He served as the Chief Executive Officer and the Chief Financial Officer as well as the managing member of the sponsor (Redone Investment Limited) of Lakeshore Acquisition II Corp. (Nasdaq: LBBB) until the closing of Lakeshore II’s merger with Nature's Miracle Holding Inc. on March 11, 2024. Mr. Chen has a mixed background of engineering, finance, and operation management across industries and continents. Mr. Chen has been an independent advisor for merger and acquisition and equity transactions since August 2015. From February 2020 until March 2021, Mr. Chen has served as a Special Advisor for Newborn Acquisition Corp. (NASDAQ: NBAC), a special purpose acquisition company that completed a business combination with Nuvve Corporation in March 2021. Since May 2017, Mr. Chen has served as Chief Executive Officer of Shanghai Renaissance Investment Management Co. Ltd. From March 2014 to August 2015, Mr. Chen served as Executive Vice President of Sanpower Group, a private conglomerate based in China, where he was in charge of cross-border merger and acquisition and post-merger integration.

From January 2011 to January 2014, Mr. Chen served as Vice President of Strategy and Global Investment of JA Solar, a vertically integrated solar products manufacturing company based in China. From February 2005 to October 2010, Mr. Chen served as a Partner of BDO Capital Advisors and its affiliates in China with a focus on cross-border merger and acquisition and equity transactions. From June 2001 to August 2004, Mr. Chen served as a Senior Business Advisor to Capgemini, a consulting company based in Toronto Canada. From November 2000 to May 2001, Mr. Chen served as a Senior Financial Analyst in IBM Global Services in Toronto Canada. From December 1997 to November 2000, Mr. Chen served as a Staff Accountant in the General Accounting Department of Ashland Inc. Prior to his career in accounting and finance, Mr. Chen was an engineer and project manager in China from July 1987 to August 1993. The Company believes Mr. Chen is well-qualified to serve as a member of the board due to his extensive background and track record.

Jon M. Montgomery has been one of Lakeshore’s independent directors since April 2025. Mr. Montgomery is managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. He served as a director of Lakeshore Acquisition II Corp. (Nasdaq: LBBB) from March 2022 until the closing of Lakeshore II’s merger with Nature's Miracle Holding Inc. on March 11, 2024, and following the merger, has continued as a director of Nature’s Miracle. He has served as an independent director of Nuvve Holding Corp. (NVVE.NASDAQ) since March 19, 2021. From 2010 to 2014, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis, particularly choice-based modeling, to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds a M.B.A. from Northeastern University and a B.A. from the University of California, Berkeley. Since 2000 he has been Adjunct Faculty in Marketing at the University of Georgia. The Company believes Mr. Montgomery is well-qualified to serve as a member of the board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

H. David Sherman, MBA, DBA, CPA has been one of Lakeshore’s independent directors since April 2025. He had also served as a member of the board of directors of Lakeshore Acquisition I Corp. (Nasdaq: LAAA) from June 2021 until its merger closing with ProSomnus Inc. (Nasdaq: OSA). He served as a director of Lakeshore Acquisition II Corp. (Nasdaq: LBBB) from December 6, 2022 until the closing of Lakeshore II’s merger with Nature's Miracle Holding Inc. on March 11, 2024, and following the merger, has continued as a director of Nature’s Miracle. Lakeshore’s independent directors since March 2022 Since 1985, Dr. Sherman has been a professor at Northeastern University, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Since January 2014, Professor Sherman has served as Trustee and Chair of the Finance Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world. Since July 2010, he has also served as a Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care. From September 2019, Dr. Sherman served as an independent board member for Newborn Acquisition Corp. (NASDAQ: NBAC) until the consummation of its business combination with Nuvve Holding Corp. (Nasdaq: NVVE) in March 2021. Dr. Sherman previously served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX:DXF), a financial service company, Kingold Jewelry Inc. (NASDAQ: KGJI), a designer and manufacturer of gold jewelry related products, China HGS Real Estate Inc. (NASDAQ: HGSH), a real estate company, Agfeed Corporation, a manufacturing company of agricultural products, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Dr. Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005. Dr. Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Dr. Sherman is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Dr. Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. The Company believes Dr. Sherman is well-qualified to serve as a member of the board due to his combined experience.

Brian Ferrier has been one of Lakeshore’s independent directors since April 2025. Mr. Ferrier served as a director of Brilliant Acquisition Corp. (Nasdaq: BRLI) from February 2022 until the closing of its initial business combination with Nukkleus, Inc. (Nasdaq: NUKK), and continued to serve as a director of Nukkleus following the business combination until May 14, 2024. He has served as the President, Chief Executive Officer, and director of Howell Biopharma Ltd. since January 2017, and has more than 20 years of international business and marketing experience, and over 10 years of market research experience. He holds an M.B.A. and B.A. degrees from York University. The Company believes Mr. Ferrier is well qualified to serve on the Board because of his extensive knowledge and experience in international business and marketing.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members.

Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and have the composition and responsibilities described below.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal control over financial reporting. The Audit Committee held no formal meetings during 2025 as the Company does not have any underlying business or employees, relying on quarterly reports and written approvals as required.

The members of the Audit Committee are H. David Sherman, Brian Ferrier and Jon Montgomery, each of whom is an independent director under Nasdaq’s listing standards. H. David Sherman is the Chairperson of the audit committee. The Board has determined that H. David Sherman qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors consisting of H. David Sherman, Jon M. Montgomery and Brian Ferrier, each of whom is an independent director under the Nasdaq listing standards. Mr. Montgomery serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. The Nominating Committee did not meet during 2025.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2025.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Jon M. Montgomery, H. David Sherman and Brian Ferrier, each of whom is an independent director under Nasdaq’s listing standards. Brian Ferrier is the Chairperson of the Compensation Committee.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code Of Conduct

We have adopted a code of conduct, or our Code of Conduct, applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov and on our website. In addition, a copy of our Code of Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts Of Interest

Our officers and directors presently have and may in the future have additional competing fiduciary and other duties to other enterprises, and opportunities presented to them may not be presented to us as a result of such conflicts. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including other blank check companies that may have acquisition objectives that are similar to our company. Also, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our initial shareholders, directors and officers are not prohibited from sponsoring, investing in or otherwise becoming involved with, any other blank check companies (including special purpose acquisition companies similar to our company), including in connection with their initial business combinations, prior to us completing our initial business combination. Potential investors should also be aware of the following potential conflicts of interest:

•

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities.

•

Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to its founder shares and private shares if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders, or any of our directors, officers or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units will be worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (i) 180 days after the completion of our initial business combination; and (ii) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the founder shares will be released from the lock-up if (1) the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination or (2) if we complete a transaction after our initial business combination which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since our initial shareholders, directors and officers may directly or indirectly own our securities, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms written agreements entered into with us, to vote any founder shares and public shares held by them in favor of our initial business combination.

•

Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

The conflicts described above may not be resolved in our favor.

As a result of multiple business affiliations, our directors and officers have now and may have in the future similar legal obligations to other companies that may require them to present business opportunities to those companies. Below is a table summarizing the entities to which our directors and officers currently have such duties:

Individual	Entity	Entity’s Business	Affiliation/Title
Bill Chen	Shanghai Renaissance Investment Management Co. Ltd.	private equity firm	Chief Executive Officer
	RedOne Investment Limited	venture capital firm	Founder
H. David Sherman	Nuvve Holding Corp.	renewable energy	Director
	Nature’s Miracle Holding Inc.	controlled environment agriculture technology provider	Director
Jon M. Montgomery	Meredith Financial Group, Inc.	financial management and advisory firm	Managing Director
	Nuvve Holding Corp.	renewable energy	Director
	Nature’s Miracle Holding Inc.	controlled environment agriculture technology provider	Director
Brian Ferrier	Howell BioPharma	biopharma	President and Chief Executive Officer

If any of our directors or officers become aware of a business combination opportunity which is suitable for another entity to whom they owe fiduciary or contractual duties, he or she may need to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. However, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, and because we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, directors or officers; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete an initial business combination with a target that is affiliated with our initial shareholders, directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view.

In addition, our initial shareholders or any of their affiliates may make additional investments in the company in connection with the initial business combination, although our initial shareholders and their affiliates have no obligation or current intention to do so. If our initial shareholders or any of their affiliates elects to make additional investments, such proposed investments could influence our initial shareholder’s motivation to complete an initial business combination.

In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur out-of-pocket expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us, except that on April 29, 2025, our Sponsor transferred to each independent director, Jon M. Montgomery, Dr. H. David Sherman, and Brian Ferrier 10,000 founder shares, all at the original purchase price when the sponsor acquired such shares from us, all at the original purchase price when the sponsor acquired such shares from us. Other than as set forth elsewhere, compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 8,905,000 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares

Bill Chen(2)	1,975,000	22.2%
H. David Sherman	10,000	*
Jon M. Montgomery	10,000	*
Brian Ferrier	10,000	*
All executive officers and directors (four individuals) as a group	2,005,000	22.5%
5% Holders
RedOne Investment Limited(2)	1,975,000	22.2%
Shaolin Capital Management LLC(3)	450,100	5.1%
Westchester Capital Management, LLC(4)	625,705	7.7%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Lakeshore Acquisition III Corp., 667 Madison Avenue, New York, NY 10065.

(2)

RedOne Investment Limited, our Sponsor, is the record holder of the shares reported herein. Bill Chen is the managing member of the sponsor and has voting and dispositive power over the shares owned by the Sponsor. Mr. Chen disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	According to a Schedule 13G filed on July 22, 2025 jointly by Shaolin Capital Management LLC and David Puritz, whose principal business address is 230 NW 24th Street, Suite 603, Miami, FL 33127.

23

(4)

According to a Schedule 13G filed on November 14, 2025 jointly by Westchester Capital Management, LLC ("Westchester"), Westchester Capital Partners, LLC ("WCP"), Virtus Investment Advisers, LLC ("Virtus"), and The Merger Fund ("MF"). Virtus, a registered investment adviser, serves as the investment adviser to MF, The Merger Fund VL ("MF VL"), Virtus Westchester Event-Driven Fund ("EDF") and Virtus Westchester Credit Event Fund ("CEF"). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund ("JNL"), JNL Multi-Manager Alternative Fund ("JARB") and Principal Funds, Inc. - Global Multi-Strategy Fund ("PRIN"). WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust ("Master Trust", together with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the "Funds"). The Funds directly hold Ordinary Shares of the Company for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. The principal business address of Westchester Capital Management, LLC is 100 Summit Lake Drive, Valhalla, NY 10595.

Sponsor Information

Lakeshore Acquisition III Corp. is an affiliate of its sponsor, RedOne Investment Limited. Formed in November 2020, the sponsor is a BVI business company formed for the purpose of acting as the sponsor in connection with special purpose acquisition companies and the sponsor conducts no other business. The managing member of the sponsor is Bill Chen, our Chief Executive Officer, Chief Financial Officer and director. Mr. Chen controls the management of our sponsor, including the exercise of voting and investment discretion over the securities of our company held by our sponsor. No other person has a direct or indirect material interest in our sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On November 6, 2024, 1,725,000 Ordinary Shares were subscribed by the Sponsor at a price of approximately $0.014 per share for an aggregate amount of $25,000, which included an aggregate of 225,000 Ordinary Shares that are subject to forfeiture if the over-allotment option is not exercised. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. On May 1, 2025, the over-allotment option has been fully exercised. As a result, the 225,000 founder shares were no longer subject to forfeiture.

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. For the year ended December 31, 2025 and for the period from October 21, 2024 (Inception) to December 31, 2024, the Company had paid $120,000 and $14,000 to the sponsor, respectively. As of December 31, 2025, the Company had paid an aggregate of $134,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which the IPO is consummated or the Company determines to abandon the IPO. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor. No amounts were owed under the promissory note as of December 31, 2025.

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

Other Related Party Transactions

For the year ended December 31, 2025 and for the period from October 21, 2024 (Inception) to December 31, 2024, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $40,872 and nil, respectively. The outstanding balance amount of unreimbursed expenses was nil at December 31, 2025 and December 31, 2024.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Messrs. Sherman, Montgomery, and Ferrier is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

During the period October 21, 2024 (Inception) through December 31, 2025, the firm of Adeptus Partners, LLC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Adeptus Partners, LLC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners, LLC in connection with regulatory filings. The aggregate fees billed by Adeptus Partners, LLC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended December 31, 2025 and for the period from October 21, 2024 (inception) through December 31, 2024 totaled $67,500 (including 2024 year-end audit fee billed in 2025 and excluding 2025 year-end audit fee to be billed in 2026) and nil, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Adeptus Partners, LLC for professional services rendered for audit related fees for the year ended December 31, 2025 and for the period from October 21, 2024 (inception) through December 31, 2024.

Tax Fees. We did not pay Adeptus Partners, LLC for tax planning and tax advice for the year ended December 31, 2025 and for the period from October 21, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Adeptus Partners, LLC for other services for the year ended December 31, 2025 and for the period from October 21, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Financial Statements of Lakeshore Acquisition III Corp.:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2025 and December 31, 2024	F-2
Statements of Operations For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-3
Statements of Changes in Shareholders’ Equity (Deficit) For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-4
Statements of Cash Flows For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-5
Notes to Financial Statements	F-6

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1

Underwriting Agreement, dated April 29, 2025, by and between the Company and A.G.P./Alliance Global Partners, as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

4.4

Rights Agreement, dated April 29, 2025, by and between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

10.1

Letter Agreement, dated April 29, 2025, by and among the Company, its Sponsor and its officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

10.2

Investment Management Trust Account Agreement, dated April 29, 2025, by and between the Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

10.3

Registration Rights Agreement, dated April 29, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

10.4

Form of Indemnity Agreement, April 29, 2025, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

28

10.5

Private Placement Securities Subscription Agreement, dated April 29, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

14	Code of Conduct (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

19*	Insider Trading Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

99.4*	Clawback Policy

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakeshore Acquisition III Corp.

Dated: February 4, 2026	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Deyin (Bill) Chen	Chief Executive Officer (Principle Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer), Chairman	February 4, 2026
Deyin (Bill) Chen

/s/ Jon M. Montgomery	Director	February 4, 2026
Jon M. Montgomery

/s/ Dr. H. David Sherman	Director	February 4, 2026
Dr. H. David Sherman

/s/ Brian Ferrier	Director	February 4, 2026
Brian Ferrier

LAKESHORE ACQUISITION III CORP.

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Lakeshore Acquisition III Corp.:
Report of Independent Registered Public Accounting Firm (PCAOB 3686)
Balance Sheets as of December 31, 2025 and December 31, 2024	F-2
Statements of Operations For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-3
Statements of Changes in Shareholders' Equity (Deficit) For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-4
Statements of Cash Flows For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Lakeshore Acquisition III Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lakeshore Acquisition III Corp. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, shareholders’ equity, and cash flows for year then ended December 31, 2025 and for the period October 21, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period October 21, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has $756,592 cash, working capital of $690,592, and will continue to incur significant costs in pursuit of an acquisition, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Adeptus Partners, LLC
Ocean, New Jersey February 4, 2026

LAKESHORE ACQUISITION III CORP.

Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$756,592	$100,876
Deferred offering costs	-	195,000
Prepaid expenses	9,000	15,000
Total Current Assets	765,592	310,876
Marketable securities held in Trust Account	70,858,017	-
Total Assets	$71,623,609	$310,876

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Notes payable to related party	$-	$300,000
Accrued expenses and other current liabilities	75,000	-
Total Current Liabilities	75,000	300,000
Deferred underwriting fee payable	2,415,000	-
Total Liabilities	2,490,000	300,000

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of approximately $10.27 per share	70,858,017	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,005,000 and 1,725,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (1)	201	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,724,609)	(14,124)
Total Shareholders’ Equity (Deficit)	(1,724,408)	10,876
Total Liabilities and Shareholders’ Equity (Deficit)	$71,623,609	$310,876

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

The accompanying notes are an integral part of the financial statements.

LAKESHORE ACQUISITION III CORP.

Statements of Operations

		For The
	For The Year Ended	Period From October 21, 2024 (Inception) To
	December 31, 2025	December 31, 2024
Formation, general and administrative expenses	$600,384	$14,124
Loss From Operations	(600,384)	(14,124)

Other income
Interest income on marketable securities held in Trust Account	1,858,017	-
Net Income (Loss)	$1,257,633	$(14,124)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	4,631,507	-
Non-redeemable ordinary shares-basic and diluted (1)	1,838,973	1,161,972

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.31	$-
Non-redeemable ordinary shares-basic and diluted	$(0.09)	$(0.01)

(1)

The number of non-redeemable ordinary shares outstanding excludes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised for the period from October 21, 2024 through April 30, 2025. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

LAKESHORE ACQUISITION III CORP.

Statements of Changes in Shareholders’ Equity (Deficit)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, October 21, 2024 (Inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholder on November 6, 2024	1,725,000	173	24,827	-	25,000
Net loss	-	-	-	(14,124)	(14,124)
Balances, December 31, 2024(1)	1,725,000	173	24,827	(14,124)	10,876
Issuance of public units	6,900,000	690	68,999,310	-	69,000,000
Issuance of private units	280,000	28	2,799,972	-	2,800,000
Deduction of offering costs	-	-	(3,934,900)	-	(3,934,900)
Deduction for value of public shares subject to possible redemption	(6,900,000)	(690)	(66,991,410)	-	(66,992,100)
Allocation of offering costs to public shares subject to possible redemption	-	-	3,820,394	-	3,820,394
Net income	-	-	-	1,257,633	1,257,633
Deduction for increases of carrying value of redeemable public shares	-	-	(4,718,193)	(2,968,118)	(7,686,311)
Balances, December 31, 2025(1)	2,005,000	$201	$-	$(1,724,609)	$(1,724,408)

(1)

The number of ordinary shares outstanding at December 31, 2024 includes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

LAKESHORE ACQUISITION III CORP.

Statements of Cash Flows

		For The
		Period From
		October 21,
	For The	2024 (Inception)
	Year Ended	To
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,257,633	$(14,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in trust account	(1,858,017)	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	6,000	(15,000)
Increase in accrued expenses	75,000	-
Net cash used in operating activities	(519,384)	(29,124)

Cash flows from investing activities
Cash deposited in trust account	(69,000,000)	-
Net cash used in investing activities	(69,000,000)	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	25,000
Proceeds from promissory note payable to related party	-	300,000
Proceeds from issuance of public units	69,000,000	-
Proceeds from issuance of private units	2,800,000	-
Payment of underwriting fee	(1,035,000)	-
Payment of offering costs	(289,900)	(195,000)
Repayment of the principal of promissory note to related party	(300,000)	-
Net cash provided by financing activities	70,175,100	130,000

Net increase in cash	655,716	100,876
Cash at beginning of period	100,876	-
Cash at end of period	$756,592	$100,876

Non-cash financing activities
Deferred underwriting commission charged to additional paid in capital	$2,415,000	$-
Initial value of public shares subject to possible redemption	$66,992,100	$-
Allocation of offering cost related to public shares subject to possible redemption	$(3,820,394)	$-
Increases of carrying value of redeemable public shares	$7,686,311	$-

The accompanying notes are an integral part of the financial statements.

LAKESHORE ACQUISITION III CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from October 21, 2024 (inception) through December 31, 2025 relate to the Company’s formation and the initial public offering (the “IPO”) described below and the efforts for its initial business combination. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Simultaneously with the IPO, the Company sold to its sponsor 280,000 units at $10.00 per unit (the “Private Units”) in a private placement (as described in Note 4), generating total gross proceeds of $2,800,000.cash

Offering costs amounted to $3,934,900, consisting of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions to be in the form of ordinary shares at $10.00 per share upon the consummation of the Company’s initial business combination, and $484,900 of other offering costs. The Company received net proceeds of $70,280,100 from the IPO and the private placement without considering deferred underwriting commissions.

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

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in the IPO without the Company’s prior written consent.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had $756,592 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The company has $756,592 cash, working capital of $690,592, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about its ability to continue as a going concern. In addition, there is no assurance that the Company will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that the Company fails to consummate a business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2025 and December 31, 2024.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

The Company has no assets subject to fair value measurement as of December 31, 2024. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$70,858,017

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. As of December 31, 2025 and December 31, 2024, $756,592 and $100,876 was deposited in cash accounts at Morgan Stanley, respectively. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

For the year ended December 31, 2025 and for the period from October 21, 2024 (Inception) to December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

The net income (loss) per share presented in the statements of operations is based on the following computation:

		For The
	For The Year Ended	Period From October 21, 2024 (Inception) To
	December 31, 2025	December 31, 2024
Net income (loss)	$1,257,633	$(14,124)
Interest earned from Trust Account	(1,858,017)	-
Net loss allocable to both redeemable and nonredeemable shares	$(600,384)	$(14,124)

	For the Year ended		For the Period from October 21 (Inception) to
	December 31, 2025		December 31, 2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss allocable to both redeemable and nonredeemable shares	$(429,749)	$(170,635)	$-	$(14,124)
Interest earned from Trust Account	1,858,017	-	-	-
Allocation of net income (loss)	$1,428,268	$(170,635)	$-	$(14,124)

Denominators:
Weighted-average shares outstanding (1)	4,631,507	1,838,973	-	1,161,972
Basic and diluted net income (loss) per share	$0.31	$(0.09)	$-	$(0.01)

(1)

The number of non-redeemable ordinary shares outstanding excludes an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised from the period from October 21, 2024 through April 30, 2025. In connection with the closing of the initial public offering and the underwriters’ full exercise of over-allotment option on May 1, 2025, the 225,000 shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

As of December 31, 2025, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

As of December 31, 2025
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights	(2,007,900)
Allocation of offering cost related to public shares subject to possible redemption	(3,820,394)
Plus:
Increases of carrying value of redeemable public shares	7,686,311
Ordinary share subject to possible redemption	$70,858,017

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. For the year ended December 31, 2025 and for the period from October 21, 2024 (Inception) to December 31, 2024, the Company had paid $120,000 and $14,000 to the sponsor, respectively. As of December 31, 2025, the Company had paid an aggregate of $134,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which the IPO is consummated or the Company determines to abandon the IPO. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor. No amounts were owed under the promissory note as of December 31, 2025.

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

Other Related Party Transactions

For the year ended December 31, 2025 and for the period from October 21, 2024 (Inception) to December 31, 2024, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $40,872 and nil, respectively. The outstanding balance amount of unreimbursed expenses was nil at December 31, 2025 and December 31, 2024.

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

Engagement Agreement – Financial Advisory

The Company has retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the year ended December 31, 2025. And the Company agrees to pay 500,000 newly issued shares of common stock at $10.00 per share at the closing of the business combination if the Company completes its initial business combination within 30 months from the engagement date.

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

As of December 31, 2025, there were 2,005,000 shares of ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

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

Note 8 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	As of December 31, 2025	As of December 31, 2024
Cash	$756,592	$100,876
Prepaid expenses	9,000	15,000
Deferred offering costs	-	195,000
Marketable securities held in Trust Account	70,858,017	-
Total Assets	$71,623,609	$310,876

		For The
	For The Year Ended	Period From October 21, 2024 (Inception) To
	December 31, 2025	December 31, 2024
Formation, general and administrative expenses	$(600,384)	$(14,124)
Interest income on marketable securities held in Trust Account	1,858,017	-
Net Income (Loss)	$1,257,633	$(14,124)

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

Note 9 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

