Form 10-Q
period 2026-03-31
Lakeshore Acquisition III Corp.
filed 2026-04-23
CIK 2049248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 23, 2026 there were 8,905,000 ordinary shares, par value $0.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LAKESHORE ACQUISITION III CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2026	2025
	Unaudited
ASSETS
Current Assets
Cash	$590,198	$756,592
Prepaid expenses	66,750	9,000
Total Current Assets	656,948	765,592
Marketable securities held in Trust Account	71,476,506	70,858,017
Total Assets	$72,133,454	$71,623,609

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and other current liabilities	$75,000	$75,000
Total Current Liabilities	75,000	75,000
Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,490,000	2,490,000

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of approximately $10.36 per share at March 31, 2026 and $10.27 per share at December 31, 2025	71,476,506	70,858,017

Shareholders’ Deficit
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,005,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively (1)	201	201
Accumulated deficit	(1,833,253)	(1,724,609)
Total Shareholders’ Deficit	(1,833,052)	(1,724,408)
Total Liabilities and Shareholders’ Deficit	$72,133,454	$71,623,609

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statements of Operations

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Formation, general and administrative expenses	$108,644	$34,688
Loss From Operations	(108,644)	(34,688)

Other income
Interest income on marketable securities held in Trust Account	618,489	-
Net Income (Loss)	$509,845	$(34,688)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	6,900,000	-
Non-redeemable ordinary shares-basic and diluted (1)	2,005,000	1,500,000

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.08	$-
Non-redeemable ordinary shares-basic and diluted	$(0.01)	$(0.02)

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder's
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2024(1)	1,725,000	$173	$24,827	$(14,124)	$10,876
Net loss	-	-	-	(34,688)	(34,688)
Balances, March 31, 2025(1)	1,725,000	$173	$24,827	$(48,812)	$(23,812)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2025(1)	2,005,000	$201	$-	$(1,724,609)	$(1,724,408)
Net income	-	-	-	509,845	509,845
Deduction for increases of carrying value of redeemable public shares	-	-	-	(618,489)	(618,489)
Balances, March 31, 2026	2,005,000	$201	$-	$(1,833,253)	$(1,833,052)

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Statements of Cash Flows

	For The	For The
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$509,845	$(34,688)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in trust account	(618,489)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(57,750)	-
Net cash used in operating activities	(166,394)	(34,688)

Cash flows from financing activities
Payment of offering costs	-	(30,850)
Net cash provided (used) by financing activities	-	(30,850)

Net change in cash	(166,394)	(65,538)
Cash at beginning of period	756,592	100,876
Cash at end of period	$590,198	$35,338

Non-cash financing activities
Increases of carrying value of redeemable public shares	$618,489	$-

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

As of March 31, 2026, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from October 21, 2024 (inception) through March 31, 2026 relate to the Company’s formation and the initial public offering (the “IPO”) described below and the efforts for its initial business combination. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Liquidation

Pursuant to the amended and restated memorandum and articles of association, if the Company is unable to complete its initial business combination within 15 months from the effective date of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares at a price pro rata to the amount held in the Trust Account (less taxes payable and up to $50,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $590,198 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As of March 31, 2026, the company had $590,198 cash, working capital of $581,948, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about its ability to continue as a going concern. In addition, there is no assurance that the Company will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that the Company fails to consummate a business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on February 4, 2026.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the date of the closing of the IPO that are directly related to the IPO. As of May 1, 2025, offering costs totalled $3,934,900. The amount was consisted of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions (payment shall be in the form of ordinary shares at $10.00 per share deferred until consummation of the Company’s initial business combination), and $484,900 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,820,394 was allocated to public shares and was charged to temporary equity; $114,506 was allocated to public rights and was charged to shareholders’ equity.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$71,476,506	$70,858,017

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. As of March 31, 2026 and December 31, 2025, $590,198 and $756,592 was deposited in cash accounts at Morgan Stanley, respectively. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

The net income (loss) per share presented in the statements of operations is based on the following computation:

	For The Three Months Ended	For The Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$509,845	$(34,688)
Interest earned from Trust Account	(618,489)	-
Net loss allocable to both redeemable and nonredeemable shares	$(108,644)	$(34,688)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2026		March 31, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss allocable to both redeemable and nonredeemable shares	$(84,182)	$(24,462)	$-	$(34,688)
Interest earned from Trust Account	618,489	-	-	-
Allocation of net income (loss)	$534,307	$(24,462)	$-	$(34,688)

Denominators:
Weighted-average shares outstanding (1)	6,900,000	2,005,000	-	1,500,000
Basic and diluted net income (loss) per share	$0.08	$(0.01)	$-	$(0.02)

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties incurred since the Company was incorporated on October 21, 2024.

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

As of March 31, 2026, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

As of March 31, 2026
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights	(2,007,900)
Allocation of offering cost related to public shares subject to possible redemption	(3,820,394)
Plus:
Increases of carrying value of redeemable public shares	8,304,800
Ordinary share subject to possible redemption	$71,476,506

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. For the three months ended March 31, 2026 and March 31, 2025, the Company had paid $30,000 and $30,000 to the sponsor, respectively. As of March 31, 2026, the Company had paid an aggregate of $164,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which the IPO is consummated or the Company determines to abandon the IPO. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor. No amounts were owed under the promissory note as of March 31, 2026 and December 31, 2025.

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

Other Related Party Transactions

For the three months ended March 31, 2026 and March 31, 2025, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $15,561 and $4,689, respectively. The outstanding balance amount of unreimbursed expenses was nil at March 31, 2026 and December 31, 2025.

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

Underwriting Agreement

A deferred underwriting commission of $0.35 per Public Unit sold, totalling $2,415,000 will be in the form of representative shares at $10.00 per share deferred until consummation of the Company’s initial business combination.

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

As of March 31, 2026, there were 2,005,000 shares of ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

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

	As of March 31, 2026	As of December 31, 2025
Cash	$590,198	$756,592
Prepaid expenses	66,750	9,000
Marketable securities held in Trust Account	71,476,506	70,858,017
Total Assets	$72,133,454	$71,623,609

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Formation, general and administrative expenses	$(108,644)	$(34,688)
Interest income on marketable securities held in Trust Account	618,489	-
Net Income (Loss)	$509,845	$(34,688)

The CODM reviews the Company’s financial position by reviewing the total assets available to determine if sufficient resources are in place to discharge liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of general and administrative expenses incurred to assess if these are in line with the planned use of proceeds from the public offering.

Note 9 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

References to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition III Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

We presently have no revenue. All activities for the period from October 21, 2024 (inception) through March 31, 2026 relate to the formation and the IPO and the efforts for the initial business combination. We will have no operations other than the active solicitation of one or more target businesses with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed, as of March 31, 2026, we had $590,198 in cash held outside the Trust Account available for working capital purposes.

We cannot assure you that our plans to complete our initial business combination will be successful. If we are unable to complete our initial business combination within 15 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares at a price pro rata to the amount held in the Trust Account (less taxes payable and up to $50,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

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

For the three months ended March 31, 2026, we had a net income of $509,845. We incurred $108,644 of general and administrative expenses and earned $618,489 of interest income from investments in our Trust Account.

For the three months ended March 31, 2025, we had a net loss of $34,688, which consisted of $34,688 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had $590,198 in cash held outside the Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $300,000. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

We consummated the IPO and private placement on May 1, 2025. Upon the consummation of the IPO and the private placement, $69,000,000 of cash was placed in the Trust Account with Wilmington Trust, National Association acting as trustee. As of March 31, 2026, an aggregate of $70,858,017 was held in the Trust Account invested in U.S. treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amend.

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

We performed an assessment on our ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As of March 31, 2026, we had $590,198 cash, working capital of $581,948, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about our ability to continue as a going concern. In addition, there is no assurance that we will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that we fail to consummate a business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements included in this report. The preparation of our unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

For the three months ended March 31, 2026 and March 31, 2025, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Underwriting Agreement

A deferred underwriting commission of $0.35 per Public Unit sold, totalling $2,415,000 will be in the form of representative shares at $10.00 per share deferred until consummation of the initial business combination.

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

Engagement Agreement – Financial Advisory

We have retained a financial advisor with respect to the initial business combination. We agreed to pay 500,000 newly issued shares of common stock at $10.00 per share at the closing of the business combination if we complete the initial business combination within 30 months from the engagement date.

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

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended March 31, 2026, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item.

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

Lakeshore Acquisition III Corp.

Date: April 23, 2026	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

