Form 10-Q
period 2026-06-30
Lakeshore Acquisition III Corp.
filed 2026-08-06
CIK 2049248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026 there were 3,822,787 ordinary shares, par value $0.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION III CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	Unaudited
ASSETS
Current Assets
Cash	$252,080	$756,592
Prepaid expenses	42,500	9,000
Total Current Assets	294,580	765,592
Marketable securities held in Trust Account	72,102,981	70,858,017
Total Assets	$72,397,561	$71,623,609

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and other current liabilities	$-	$75,000
Total Current Liabilities	-	75,000
Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,415,000	2,490,000

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of approximately $10.45 per share at June 30, 2026 and $10.27 per share at December 31, 2025	72,102,981	70,858,017

Shareholders’ Deficit
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,005,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively(1)	201	201
Accumulated deficit	(2,120,621)	(1,724,609)
Total Shareholders’ Deficit	(2,120,420)	(1,724,408)
Total Liabilities and Shareholders’ Deficit	$72,397,561	$71,623,609

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Consolidated Statements of Income

	For The	For The	For The	For The
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
Formation, general and administrative expenses	$287,368	$396,012	$250,844	$285,532
Loss From Operations	(287,368)	(396,012)	(250,844)	(285,532)

Other income
Interest income on marketable securities held in Trust Account	626,475	1,244,964	467,311	467,311
Net Income	$339,107	$848,952	$216,467	$181,779

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	6,900,000	6,900,000	4,625,275	2,325,414
Non-redeemable ordinary shares-basic and diluted(1)	2,005,000	2,005,000	1,838,516	1,670,193

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.06	$0.14	$0.06	$0.13
Non-redeemable ordinary shares-basic and diluted	$(0.03)	$(0.04)	$(0.04)	$(0.07)

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024(1)	1,725,000	$173	$24,827	$(14,124)	$10,876
Net loss	-	-	-	(34,688)	(34,688)
Balances, March 31, 2025(1)	1,725,000	$173	$24,827	$(48,812)	$(23,812)
Issuance of public units	6,900,000	690	68,999,310	-	69,000,000
Issuance of private units	280,000	28	2,799,972	-	2,800,000
Deduction of offering costs	-	-	(3,934,900)	-	(3,934,900)
Deduction for value of public shares subject to possible redemption	(6,900,000)	(690)	(66,991,410)	-	(66,992,100)
Allocation of offering costs to public shares subject to possible redemption	-	-	3,820,394	-	3,820,394
Net income	-	-	-	216,467	216,467
Deduction for increases of carrying value of redeemable public shares	-	-	(4,718,193)	(1,577,412)	(6,295,605)
Balances, June 30, 2025(1)	2,005,000	$201	$-	$(1,409,757)	$(1,409,556)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2025(1)	2,005,000	$201	$-	$(1,724,609)	$(1,724,408)
Net income	-	-	-	509,845	509,845
Deduction for increases of carrying value of redeemable public shares	-	-	-	(618,489)	(618,489)
Balances, March 31, 2026	2,005,000	$201	$-	$(1,833,253)	$(1,833,052)
Net income	-	-	-	339,107	339,107
Deduction for increases of carrying value of redeemable public shares	-	-	-	(626,475)	(626,475)
Balances, June 30, 2026	2,005,000	$201	$-	$(2,120,621)	$(2,120,420)

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	For The	For The
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities
Net income	$848,952	$181,779
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in trust account	(1,244,964)	(467,311)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(33,500)	(42,500)
Increase (Decrease) in accrued expenses	(75,000)	75,000
Net cash used in operating activities	(504,512)	(253,032)

Cash flows from investing activities
Cash deposited in trust account	-	(69,000,000)
Net cash used in investing activities	-	(69,000,000)

Cash flows from financing activities
Proceeds from issuance of public units	-	69,000,000
Proceeds from issuance of private units	-	2,800,000
Payment of underwriting fee	-	(1,035,000)
Payment of offering costs	-	(289,900)
Repayment of the principal of promissory note to related party	-	(300,000)
Net cash provided by financing activities	-	70,175,100

Net change in cash	(504,512)	922,068
Cash at beginning of period	756,592	100,876
Cash at end of period	$252,080	$1,022,944

Non-cash financing activities
Deferred underwriting commission charged to additional paid in capital	$-	$2,415,000
Initial value of public shares subject to possible redemption	$-	$66,992,100
Allocation of offering cost related to public shares subject to possible redemption	$-	$(3,820,394)
Increases of carrying value of redeemable public shares	$1,244,964	$6,295,605

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION III CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2026, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from October 21, 2024 (inception) through June 30, 2026 relate to the Company’s formation and the initial public offering (the “IPO”) described below and the efforts for its initial business combination. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company’s sponsor is Redone Investment Limited, a BVI limited liability company.

On April 13, 2026, CPRO Holding Limited was incorporated as a Cayman Islands exempt company and a wholly owned subsidiary of the Company (the "Purchaser"). On April 22, 2026, LCCC Merger Sub Inc. was incorporated as a British Virgin Islands business company and a wholly owned subsidiary of the Company ("Merger Sub"). Both companies were incorporated for the purpose of effecting the Company’s initial business combination and will not have any activities before the closing of the business combination (as described below in “Business Combination” in Note 1).

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

The funds held in the trust account can be invested in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 27 months from the consummation of the IPO (if the Company extends the period of time to consummate a Business Combination by the full amount of time).

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

Merger Agreement

On May 22, 2026, the Company entered into a merger agreement (the “Merger Agreement”) for the purpose of acquiring 100% of the equity securities of CPRO Electronic Holding Limited, a British Virgin Islands business company (“CPRO”), and its subsidiaries.

Pursuant to the Merger Agreement, immediately prior to the closing of the proposed business combination, the Company will be merged with and into the Purchaser, so that the separate corporate existence of the Company will cease, and the Purchaser will continue as the surviving corporation and as a listed company. Consequently, Merger Sub will become a wholly owned subsidiary of the Purchaser.

Pursuant to the Merger Agreement, CPRO will then merge with Merger Sub, with CPRO surviving and becoming a wholly owned subsidiary of the Purchaser. The aggregate consideration to be paid to existing shareholders of CPRO is $185,000,000 (the “Base Purchase Price”), which will be paid entirely in stock, comprised of newly issued Purchaser ordinary shares valued at $10.00 per share. The Base Purchase Price will be automatically adjusted downwards dollar-for-dollar to the extent that the indebtedness of CPRO and its subsidiaries as of immediately prior to the closing of the proposed business combination exceeds $26,000,000.

Pursuant to a voting and support agreement executed concurrently with the Merger Agreement, the sponsor and certain CPRO shareholders agreed to vote in favor of the Merger Agreement and the transactions contemplated thereby and restrict transfers of the Company and CPRO shares, as applicable, until closing or termination of the Merger Agreement. In addition, the supporting shareholders agreed, for a period of two years from the closing, to vote as will be necessary to ensure that at least two persons designated by the sponsor will be elected to the Purchaser’s board of directors.

Extraordinary General Meeting

On July 27, 2026, the Company held an extraordinary general meeting (the “EGM”) at which shareholders approved (i) a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which it has to consummate a business combination for an additional twelve months from August 1, 2026 to August 1, 2027, on a month-to-month basis, and (ii) a proposal to amend the Investment Management Trust Agreement with Wilmington Trust, N.A., to allow the Company to extend the date by which it must consummate a business combination on the same month-to month basis from August 1, 2026 to August 1, 2027,  by depositing $67,500 into the Trust Account per one-month extension. In connection with the shareholders’ vote at the EGM, an aggregate of 5,082,213 ordinary shares were tendered for redemption.

On July 27, 2026, pursuant to the Merger Agreement, CPRO Electronics Co., Ltd. (“CPRO Korea”) wired the first extension payment of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by one (1) month, from August 1, 2026 to September 1, 2026.

Liquidation

Pursuant to the second amended and restated memorandum and articles of association, if the Company is unable to complete its initial business combination within 27 months from the consummation of the IPO (if the Company extends the period of time to consummate a Business Combination by the full amount of time), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares at a price pro rata to the amount held in the Trust Account (less taxes payable and up to $50,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $252,080 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, staying as a public company and consummating the business combination.

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As of June 30, 2026, the company had $252,080 cash, working capital of $294,580, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about its ability to continue as a going concern. In addition, there is no assurance that the Company will be able to consummate the initial business combination within 27 months from the consummation of the IPO (if the Company extends the period of time to consummate a Business Combination by the full amount of time) or obtain an extension for time allowed to consummate a business combination. In the event that the Company fails to consummate a business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 27 months from the consummation of the IPO. Management plans to continue its efforts to consummate a business combination within 27 months from the consummation of the IPO.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on February 4, 2026.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the date of the closing of the IPO that are directly related to the IPO. As of May 1, 2025, offering costs totaled $3,934,900. The amount consisted of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions (payment shall be in the form of ordinary shares at $10.00 per share deferred until consummation of the Company’s initial business combination), and $484,900 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,820,394 was allocated to public shares and was charged to temporary equity; $114,506 was allocated to public rights and was charged to shareholders’ equity.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$72,102,981	$70,858,017

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. As of June 30, 2026 and December 31, 2025, $252,080 and $756,592 was deposited in cash accounts at Morgan Stanley, respectively. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

For the six months ended June 30, 2026 and June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

The net income (loss) per share presented in the statements of income is based on the following computation:

	For The	For The	For The	For The
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
Net income	$339,107	$848,952	$216,467	$181,779
Interest earned from Trust Account	(626,475)	(1,244,964)	(467,311)	(467,311)
Net loss allocable to both redeemable and nonredeemable shares	$(287,368)	$(396,012)	$(250,844)	$(285,532)

	For The Three Months Ended		For The Six Months Ended		For The Three Months Ended		For The Six Months Ended
	June 30, 2026		June 30, 2026		June 30, 2025		June 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss allocable to both redeemable and nonredeemable shares	$(222,666)	$(64,702)	$(306,848)	$(89,164)	$(179,496)	$(71,348)	$(166,178)	$(119,354)
Interest earned from Trust Account	626,475	-	1,244,964	-	467,311	-	467,311	-
Allocation of net income (loss)	$403,809	$(64,702)	$938,116	$(89,164)	$287,815	$(71,348)	$301,133	$(119,354)

Denominators:
Weighted-average shares outstanding(1)	6,900,000	2,005,000	6,900,000	2,005,000	4,625,275	1,838,516	2,325,414	1,670,193
Basic and diluted net income (loss) per share	$0.06	$(0.03)	$0.14	$(0.04)	$0.06	$(0.04)	$0.13	$(0.07)

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties incurred since the Company was incorporated on October 21, 2024.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was deemed to be de minimis for the period presented. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s wholly owned subsidiaries, CPRO Holding Limited was incorporated as a Cayman Islands exempt company, LCCC Merger Sub Inc. was incorporated as a British Virgin Islands business company, and their tax provisions were nil and they had no deferred tax assets for the period presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s memorandum and articles of association, as amended, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of June 30, 2026, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

As of June 30, 2026
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights	(2,007,900)
Allocation of offering cost related to public shares subject to possible redemption	(3,820,394)
Plus:
Increases of carrying value of redeemable public shares	8,931,275
Ordinary share subject to possible redemption	$72,102,981

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

The holders of the private units have agreed (A) to vote the shares underlying their private units in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s memorandum and articles of association, as amended, with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination unless the Company provides public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the private units into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial business combination or a vote to amend the provisions of the Company’s memorandum and articles of association, as amended, relating to shareholders’ rights or pre-business combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the private units shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. For the three months ended June 30, 2026 and June 30, 2025, the Company had paid $30,000 and $30,000 to the sponsor, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company had paid $60,000 and $60,000 to the sponsor, respectively. As of June 30, 2026, the Company had paid an aggregate of $194,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which the IPO is consummated or the Company determines to abandon the IPO. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor. No amounts were owed under the promissory note as of June 30, 2026 and December 31, 2025.

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

Other Related Party Transactions

For the three months ended June 30, 2026 and June 30, 2025, total reimbursement of out-of-pocket expenses paid to the sponsor, officers or directors were $32,869 and $13,417, respectively. For the six months ended June 30, 2026 and June 30, 2025, total reimbursement of out-of-pocket expenses paid to the sponsor, officers or directors were $48,430 and $18,106, respectively. The outstanding balance amount of unreimbursed expenses was nil at June 30, 2026 and December 31, 2025.

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

Engagement agreement with Cayman Islands Counsel

The Company has entered into an engagement agreement with its Cayman Islands counsel with respect to the proposed initial business combination. Except for $30,000 paid following the execution of the engagement agreement during the three months ended June 30, 2026, the remaining of $30,000 will be due upon the  closing of the business combination.

Engagement Agreement – Fairness Opinion

Except for $30,000 paid following the appointment during the fiscal year ended December 31, 2025, an aggregate of $45,000 will be paid prior to and upon the effectiveness of the registration statement of the initial business combination, based on an engagement agreement entered into by the Company and the provider of fairness opinion for the initial business combination.

Engagement Agreement – Financial Advisory

The Company has retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the fiscal year ended December 31, 2025, a second retainer of $150,000 was paid during the three months ended June 30, 2026, and the Company agrees to pay 500,000 newly issued shares of common stock at $10.00 per share at the closing of the business combination if the Company completes its initial business combination within 30 months from the engagement date.

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

As of June 30, 2026, there were 2,005,000 shares of ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

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

	As of June 30, 2026	As of December 31, 2025
Cash	$252,080	$756,592
Prepaid expenses	42,500	9,000
Marketable securities held in Trust Account	72,102,981	70,858,017
Total Assets	$72,397,561	$71,623,609

	For The	For The	For The	For The
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2026	2025	2025
Formation, general and administrative expenses	$(287,368)	$(396,012)	$(250,844)	$(285,532)
Interest income on marketable securities held in Trust Account	626,475	1,244,964	467,311	467,311
Net Income	$339,107	$848,952	$216,467	$181,779

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

Note 9 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed consolidated financial statements was issued. Based on this review, other than the following subsequent events,  no other subsequent events were identified that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 27, 2026, the Company held an extraordinary general meeting (the “EGM”) at which shareholders approved (i) a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which it has to consummate a business combination for an additional twelve months from August 1, 2026 to August 1, 2027, on a month-to-month basis, and (ii) a proposal to amend the Investment Management Trust Agreement with Wilmington Trust, N.A., to allow the Company to extend the date by which it must consummate a business combination on the same month-to month basis from August 1, 2026 to August 1, 2027, by depositing $67,500 into the Trust Account per one-month extension. In connection with the shareholders’ vote at the EGM, an aggregate of 5,082,213 ordinary shares were tendered for redemption.

On July 27, 2026, pursuant to the Merger Agreement, CPRO Korea wired the first extension payment of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by one (1) month, from August 1, 2026 to September 1, 2026.

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

We presently have no revenue. All activities for the period from October 21, 2024 (inception) through June 30, 2026 relate to the formation and the IPO and the efforts for the initial business combination. We will have no operations other than the active solicitation of one or more target businesses with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed consolidated financial statements, as of June 30, 2026, we had $252,080 in cash held outside the Trust Account available for working capital purposes.

We cannot assure you that our plans to complete our initial business combination will be successful. If we are unable to complete our initial business combination within 27 months from the consummation of the IPO (if we extend the period of time to consummate an initial business combination by the full amount of time), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares at a price pro rata to the amount held in the Trust Account (less taxes payable and up to $50,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Recent Developments

On May 22, 2026, the Company entered into a merger agreement (the “Merger Agreement”) with (i) CPRO Electronics Holding Limited, a British Virgin Islands business company (“CPRO”); (ii) CPRO Electronics Co., Ltd., a South Korean company, which will become a wholly-owned subsidiary of CPRO prior to closing of the transactions contemplated in the Merger Agreement (“CPRO Korea”); (iii) CPRO Holding Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Purchaser”); and (iv) LCCC Merger Sub Inc., a British Virgin Islands business company and wholly-owned subsidiary of the Company (“Merger Sub”).

Merger Agreement

Prior to the closing of the transactions contemplated in the Merger Agreement, and subject to the terms and conditions set forth therein, the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease, and the Purchaser will continue as the surviving corporation under the Cayman Companies Act (the “Reincorporation Merger”). Merger Sub will become a wholly owned subsidiary of the Purchaser as a consequence of the Reincorporation Merger. In connection with the Reincorporation Merger, at the effective time of the Reincorporation Merger:

•	each issued and outstanding unit will be separated automatically into its constituent securities (i.e., one ordinary share and one right);

•

each issued and outstanding ordinary share immediately prior to the effective time of the Reincorporation Merger (including the ordinary shares from the separation of the units) will be converted automatically into one Purchaser ordinary share;

•

each issued and outstanding right (including the rights from the separation of the units) will be converted automatically into a right to receive one-sixth of one Purchaser ordinary share at the closing of transaction;

•

each issued and outstanding ordinary share immediately prior to the effective time of the Reincorporation Merger will cease to be issued and will be automatically cancelled and retired and will cease to exist.

At least one business day following the Reincorporation Merger, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPRO (the “Acquisition Merger”). Following the Acquisition Merger, the separate corporate existence of Merger Sub will cease, and CPRO will continue as the surviving company in the Acquisition Merger under the laws of the British Virgin Islands and a wholly owned subsidiary of the Purchaser.

Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders of CPRO is $185,000,000 (the “Base Purchase Price”), which will be paid entirely in stock, consisting of newly issued Purchaser ordinary shares valued at $10.00 per share. Upon the effectiveness of the Acquisition Merger, all issued and outstanding ordinary shares of CPRO will be cancelled and automatically converted into the right to receive, without interest, the applicable number of Purchaser ordinary shares.

Pursuant to the terms of the Merger Agreement, the Base Purchase Price will be automatically adjusted downwards dollar-for-dollar to the extent the indebtedness of CPRO and its subsidiaries as of immediately prior to the closing of the transaction exceeds $26,000,000.

Key Related Agreements:

•

Voting and Support Agreement: The sponsor and certain CPRO shareholders agreed to vote in favor of the Merger Agreement and the transactions contemplated thereby and restrict transfers of their Company and CPRO shares, as applicable, until closing or termination. In addition, the supporting shareholders agreed, for a period of two years from the closing, to vote as will be necessary to ensure that at least two persons designated by the sponsor will be elected to the Purchaser’s board of directors.

•

Lock-Up Agreements: At closing, the sponsor and certain CPRO shareholders will be subject to transfer restrictions on their Purchaser ordinary shares, generally lasting 180 days for sponsor-related shares and shares held by minority holders (<5% holders) and 12 months for other shareholders.

•

Registration Rights Agreement: The Purchaser will enter into a registration rights agreement with certain shareholders of CPRO and the Company, pursuant to which such shareholders will be provided demand and “piggy-back” registration rights, subject to certain requirements and customary conditions. All expenses of registration will be paid by the Purchaser.

Extraordinary General Meeting

On July 27, 2026, the Company held an extraordinary general meeting (the “EGM”) at which shareholders approved (i) a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which it has to consummate a business combination for an additional twelve months from August 1, 2026 to August 1, 2027, on a month-to-month basis, and (ii) a proposal to amend the Investment Management Trust Agreement with Wilmington Trust, N.A., to allow the Company to extend the date by which it must consummate a business combination on the same month-to month basis from August 1, 2026 to August 1, 2027,  by depositing $67,500 into the Trust Account per one-month extension. In connection with the shareholders’ vote at the EGM, an aggregate of 5,082,213 ordinary shares were tendered for redemption.

On July 27, 2026, pursuant to the Merger Agreement, CPRO Korea wired the first extension payment of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by one (1) month, from August 1, 2026 to September 1, 2026.

Results of Operations

All activities from October 21, 2024 (inception) up to the consummation of the IPO was in preparation for the IPO.

Since the consummation of the IPO, our activities have been primarily focused on evaluating potential business combination candidates and consummating a business combination. We do not anticipate generating any operating revenues until the consummation of our initial business combination. We expect to generate non-operating income in the form of interest income from the proceeds derived from the IPO. We will incur expenses associated with being a public company, as well as costs related to the search for suitable business combination targets and consummating a business combination.

For the three months ended June 30, 2026, we had a net income of $339,107. We incurred $287,368 of general and administrative expenses and earned $626,475 of interest income from investments in our Trust Account.

For the six months ended June 30, 2026, we had a net income of $848,952. We incurred $396,012 of general and administrative expenses and earned $1,244,964 of interest income from investments in our Trust Account.

For the three months ended June 30, 2025, we had a net income of $216,467. We incurred $250,844 of general and administrative expenses and earned $467,311 of interest income from investments in our Trust Account.

For the six months ended June 30, 2025, we had a net income of $181,779. We incurred $285,532 of general and administrative expenses and earned $467,311 of interest income from investments in our Trust Account.

Liquidity and Capital Resources

As of June 30, 2026, we had $252,080 in cash held outside the Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $300,000. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

We consummated the IPO and private placement on May 1, 2025. Upon the consummation of the IPO and the private placement, $69,000,000 of cash was placed in the Trust Account with Wilmington Trust, National Association acting as trustee. As of June 30, 2026, an aggregate of $70,858,017 was held in the Trust Account invested in U.S. treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, staying as a public company and consummating the business combination.

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

We performed an assessment on our ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As of June 30, 2026, we had $252,080 cash, working capital of $294,580, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about our ability to continue as a going concern. In addition, there is no assurance that we will be able to consummate the initial business combination within 27 months from the consummation of the IPO (if we extend the period of time to consummate an initial business combination by the full amount of time) or obtain an extension for time allowed to consummate a business combination. In the event that we fail to consummate a business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 27 months from the consummation of the IPO. Management plans to continue its efforts to consummate a business combination within 27 months from the consummation of the IPO.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the summary of reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the date of the closing of the IPO that are directly related to the IPO. As of May 1, 2025, offering costs totaled $3,934,900. The amount consisted of $1,035,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions (payment shall be in the form of ordinary shares at $10.00 per share deferred until consummation of the Company’s initial business combination), and $484,900 of other offering costs. We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. We allocated offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,820,394 was allocated to public shares and was charged to temporary equity; $114,506 was allocated to public rights and was charged to shareholders’ equity.

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

For the six months ended June 30, 2026 and June 30, 2025, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement agreement with Legal Counsel

We have entered into an engagement agreement with our legal counsel with respect to the initial business combination. The fee will be based on the number of hours spent. An aggregate of $150,000 will be paid prior to the closing of the business combination, and the balance will be due upon the closing of the business combination.

Engagement agreement with Cayman Islands Counsel

We have entered into an engagement agreement with our Cayman Islands counsel with respect to the proposed initial business combination. Except for $30,000 paid following the execution of the engagement agreement during the three months ended June 30, 2026, the remaining of $30,000 will be due upon the  closing of the business combination.

Engagement Agreement – Fairness Opinion

Except for $30,000 paid following the appointment during the fiscal year ended December 31, 2025, an aggregate of $45,000 will be paid prior to and upon the effectiveness of the registration statement of the initial business combination, based on an engagement agreement entered into by us with the provider of fairness opinion for the initial business combination.

Engagement Agreement – Financial Advisory

We have retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the fiscal year ended December 31, 2025, a second retainer of $150,000 was paid during the three months ended June 30, 2026, and we agreed to pay 500,000 newly issued shares of common stock at $10.00 per share at the closing of the business combination if we complete the initial business combination within 30 months from the engagement date.

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

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended June 30, 2026, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On May 1, 2025, we consummated our initial public offering (the “IPO”) of 6,900,000 units (the “Units”), which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), and one right that entitles the holder thereof to receive one-sixth (1/6) of one Ordinary Share upon consummation of our initial business combination (a “Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-286395). The SEC declared the registration statement effective on April 29, 2025.

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
2.1

Merger Agreement, dated May 22, 2026, by and among Lakeshore Acquisition III Corp., CPRO Holding Limited, CPRO Electronics Co., Ltd., LCCC Merger Sub Inc., and CPRO Electronics Holding Limited. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2026)

3.1

Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2026)

10.1

Voting and Support Agreement, dated May 22, 2026, by and among Lakeshore Acquisition III Corp., CPRO Holding Limited, CPRO Electronics Holding Limited and the Supporting Shareholders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2026)

10.2

Amendment No. 1 to the Investment Management Trust Agreement, dated as of July 27, 2026, by and between the Company and Wilmington Trust, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2026)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakeshore Acquisition III Corp.

Date: August 5, 2026	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

