Form 10-Q
period 2026-09-30
Lakeshore Acquisition III Corp.
filed 2026-11-06
CIK 2049248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of November 6, 2026, there were 3,822,787 ordinary shares, par value $0.0001, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2026 and Balance Sheet as of December 31, 2025	3

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 30, 2025	4

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026 and September 30, 2025	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION III CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	Unaudited
ASSETS
Current Assets
Cash	$176,425	$756,592
Prepaid expenses	21,250	9,000
Total Current Assets	197,675	765,592
Marketable securities held in Trust Account	19,458,072	70,858,017
Total Assets	$19,655,747	$71,623,609

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and other current liabilities	$-	$75,000
Total Current Liabilities	-	75,000
Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,415,000	2,490,000

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption: 1,817,787 shares at redemption value of approximately $10.70 per share at September 30, 2026 and 6,900,000 shares at redemption value of approximately $10.27 per share at December 31, 2025	19,458,072	70,858,017

Shareholders’ Deficit
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,005,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively(1)	201	201
Accumulated deficit	(2,217,526)	(1,724,609)
Total Shareholders’ Deficit	(2,217,325)	(1,724,408)
Total Liabilities and Shareholders’ Deficit	$19,655,747	$71,623,609

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Consolidated Statements of Income

	For The Three	For The Nine	For The Three	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
Formation, general and administrative expenses	$96,905	$492,917	$230,538	$516,070
Loss From Operations	(96,905)	(492,917)	(230,538)	(516,070)

Other income
Interest income on marketable securities held in Trust Account	378,192	1,623,156	717,330	1,184,641
Net Income	$281,287	$1,130,239	$486,792	$668,571

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	3,254,065	5,671,333	6,900,000	3,867,033
Non-redeemable ordinary shares-basic and diluted(1)	2,005,000	2,005,000	2,005,000	1,783,022

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.16	$0.26	$0.08	$0.22
Non-redeemable ordinary shares-basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.09)

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024(1)	1,725,000	$173	$24,827	$(14,124)	$10,876
Net loss	-	-	-	(34,688)	(34,688)
Balances, March 31, 2025(1)	1,725,000	$173	$24,827	$(48,812)	$(23,812)
Issuance of public units	6,900,000	690	68,999,310	-	69,000,000
Issuance of private units	280,000	28	2,799,972	-	2,800,000
Deduction of offering costs	-	-	(3,934,900)	-	(3,934,900)
Deduction for value of public shares subject to possible redemption	(6,900,000)	(690)	(66,991,410)	-	(66,992,100)
Allocation of offering costs to public shares subject to possible redemption	-	-	3,820,394	-	3,820,394
Net income	-	-	-	216,467	216,467
Deduction for increases of carrying value of redeemable public shares	-	-	(4,718,193)	(1,577,412)	(6,295,605)
Balances, June 30, 2025	2,005,000	$201	$-	$(1,409,757)	$(1,409,556)
Net income	-	-	-	486,792	486,792
Deduction for increases of carrying value of redeemable public shares	-	-	-	(717,330)	(717,330)
Balances, September 30, 2025	2,005,000	$201	$-	$(1,640,295)	$(1,640,094)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2025	2,005,000	$201	$-	$(1,724,609)	$(1,724,408)
Net income	-	-	-	509,845	509,845
Deduction for increases of carrying value of redeemable public shares	-	-	-	(618,489)	(618,489)
Balances, March 31, 2026	2,005,000	$201	$-	$(1,833,253)	$(1,833,052)
Net income	-	-	-	339,107	339,107
Deduction for increases of carrying value of redeemable public shares	-	-	-	(626,475)	(626,475)
Balances, June 30, 2026	2,005,000	$201	$-	$(2,120,621)	$(2,120,420)
Net income	-	-	-	281,287	281,287
Extension payments to Trust Account	-	-	-	202,540	202,540
Deduction for increases of carrying value of redeemable public shares	-	-	-	(580,732)	(580,732)
Balances, September 30, 2026	2,005,000	$201	$-	$(2,217,526)	$(2,217,325)

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION III CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	For The	For The
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,130,239	$668,571
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in trust account	(1,623,156)	(1,184,641)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,250)	(18,250)
Increase (Decrease) in accrued expenses	(75,000)	75,000
Net cash used in operating activities	(580,167)	(459,320)

Cash flows from investing activities
Proceeds from sale of marketable securities held on trust account	53,225,641	-
Cash deposited in trust account	(202,540)	(69,000,000)
Net cash provided (used) in investing activities	53,023,101	(69,000,000)

Cash flows from financing activities
Proceeds from issuance of public units	-	69,000,000
Proceeds from issuance of private units	-	2,800,000
Proceeds from extension payments to Trust Account	202,540	-
Payment of underwriting fee	-	(1,035,000)
Payment of offering costs	-	(289,900)
Repayment of the principal of promissory note to related party	-	(300,000)
Payment for shares redemption	(53,225,641)	-
Net cash provided (used) by financing activities	(53,023,101)	70,175,100

Net change in cash	(580,167)	715,780
Cash at beginning of period	756,592	100,876
Cash at end of period	$176,425	$816,656

Non-cash investing and financing activities
Deferred underwriting commission charged to additional paid in capital	$-	$2,415,000
Initial value of public shares subject to possible redemption	$-	$66,992,100
Allocation of offering cost related to public shares subject to possible redemption	$-	$(3,820,394)
Increases of carrying value of redeemable public shares	$1,825,696	$7,012,935

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

As of September 30, 2026, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from October 21, 2024 (inception) through September 30, 2026 relate to the Company’s formation and the initial public offering (the “IPO”) described below and the efforts for its initial business combination. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company’s sponsor is RedOne Investment Limited, a BVI limited liability company.

On April 13, 2026, CPRO Holding Limited was incorporated as a Cayman Islands exempt company and a wholly owned subsidiary of the Company (the “Purchaser”). On April 22, 2026, LCCC Merger Sub Inc. was incorporated as a British Virgin Islands business company and a wholly owned subsidiary of the Company (“Merger Sub”). Both companies were incorporated for the purpose of effecting the Company’s initial business combination and will not have any activities before the closing of the business combination (as described below in “Business Combination” in Note 1).

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

Merger Agreement

On May 22, 2026, the Company entered into a merger agreement (the “Merger Agreement”) with CPRO Electronics Holding Limited, a British Virgin Islands business company (“CPRO”), CPRO Electronics Co., Ltd., a South Korean company, which will become a wholly-owned subsidiary of CPRO prior to closing of the transactions contemplated in the Merger Agreement (“CPRO Korea”), and CPRO Holding Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Purchaser”), for the purpose of acquiring 100% of the equity securities of CPRO and its subsidiaries.

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

•

Lock-Up Agreements: At closing of the transactions, the sponsor and certain CPRO shareholders will be subject to transfer restrictions on their Purchaser ordinary shares, generally lasting 180 days for sponsor-related shares and shares held by minority holders (<5% holders) and 12 months for other shareholders.

•

Registration Rights Agreement: the Purchaser will enter into a registration rights agreement with certain shareholders of CPRO and the Company, pursuant to which such shareholders will be provided demand and “piggy-back” registration rights, subject to certain requirements and customary conditions. All expenses of registration will be paid by the Purchaser.

Extraordinary General Meeting and Extension Payments to Trust Account

On July 27, 2026, the Company held an extraordinary general meeting (the “EGM”) at which shareholders approved (i) a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which it has to consummate a business combination for an additional twelve months from August 1, 2026 to August 1, 2027, on a month-to-month basis, and (ii) a proposal to amend the Investment Management Trust Agreement with Wilmington Trust, N.A., to allow the Company to extend the date by which it must consummate a business combination on the same month-to month basis from August 1, 2026 to August 1, 2027, by depositing $67,500 into the Trust Account per one-month extension. In connection with the shareholders’ vote at the EGM, an aggregate of 5,082,213 ordinary shares were tendered for redemption, and an aggregate payment of $53,225,641 was distributed from the Trust Account.

Pursuant to the Merger Agreement and the shareholders’ vote at the EGM:

•

On July 27, 2026, CPRO Electronics Co., Ltd. (“CPRO Korea”) wired the first extension payment of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by one (1) month, from August 1, 2026 to September 1, 2026.

•

On August 26, 2026, CPRO Korea wired the second extension payment of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by one (1) month, from September 1, 2026 to October 1, 2026.

•

On September 22, 2026, CPRO Korea wired the third extension payment of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by one (1) month, from October 1, 2026 to November 1, 2026.

On September 22, 2026, the Company received approval from the Nasdaq Listing Qualifications Department that the Company’s application to transfer the listing of its units, ordinary shares and rights from The Nasdaq Global Market to The Nasdaq Capital Market has been approved. The units, ordinary shares, and rights transferred to The Nasdaq Capital Market at the opening of business on September 24, 2026. The Company’s units, ordinary shares, and rights continue to trade under the symbols “LCCCU”, “LCCC” and “LCCCR,” respectively. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had $176,425 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

In connection with the shareholders’ vote at the EGM held on July 27, 2026 as described above, an aggregate payment of $53,225,641 was distributed from the Trust Account for the ordinary shares redeemed. As of September 30, 2026, an aggregate of $19,458,072 was held in the Trust Account.

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

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As of September 30, 2026, the company had $176,425 cash, working capital of $197,675, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about its ability to continue as a going concern. In addition, there is no assurance that the Company will be able to consummate the initial business combination within 27 months from the consummation of the IPO (if the Company extends the period of time to consummate a Business Combination by the full amount of time) or obtain an extension for time allowed to consummate a business combination. In the event that the Company fails to consummate a business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 27 months from the consummation of the IPO. Management plans to continue its efforts to consummate a business combination within 27 months from the consummation of the IPO.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2026 and December 31, 2025.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$19,458,072	$70,858,017

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. As of September 30, 2026 and December 31, 2025, $176,425 and $756,592 was deposited in cash accounts at Morgan Stanley, respectively. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considers the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income in trust account less any dividends paid. The company then allocates the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption is considered to be dividends paid to the public shareholders.

For the nine months ended September 30, 2026 and September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

The net income (loss) per share presented in the statements of income is based on the following computation:

	For The Three	For The Nine	For The Three	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
Net income	$281,287	$1,130,239	$486,792	$668,571
Interest earned from Trust Account	(378,192)	(1,623,156)	(717,330)	(1,184,641)
Net loss allocable to both redeemable and nonredeemable shares	$(96,905)	$(492,917)	$(230,538)	$(516,070)

	For The Three Months Ended		For The Nine Months Ended		For The Three Months Ended		For The Nine Months Ended
	September 30, 2026		September 30, 2026		September 30, 2025		September 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss allocable to both redeemable and nonredeemable shares	$(59,960)	$(36,945)	$(364,171)	$(128,746)	$(178,631)	$(51,907)	$(353,211)	$(162,859)
Accretion of carrying amount to redemption value for extension payments to Trust Account	202,540		202,540
Interest earned from Trust Account	378,192	-	1,623,156	-	717,330	-	1,184,641	-
Allocation of net income (loss)	$520,772	$(36,945)	$1,461,525	$(128,746)	$538,699	$(51,907)	$831,430	$(162,859)

Denominators:
Weighted-average shares outstanding	3,254,065	2,005,000	5,671,333	2,005,000	6,900,000	2,005,000	3,867,033	1,783,022
Basic and diluted net income (loss) per share	$0.16	$(0.02)	$0.26	$(0.06)	$0.08	$(0.03)	$0.22	$(0.09)

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

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s memorandum and articles of association, as amended, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of September 30, 2026, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

As of September 30, 2026
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights	(2,007,900)
Allocation of offering cost related to public shares subject to possible redemption	(3,820,394)
Redemption payments for 5,082,213 shares redeemed	(53,225,641)
Plus:
Increases of carrying value of redeemable public shares	9,512,007
Ordinary share subject to possible redemption	$19,458,072

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the administrative services agreement with the sponsor on November 17, 2024, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. For the three months ended September 30, 2026 and September 30, 2025, the Company had paid $30,000 and $30,000 to the sponsor, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company had paid $90,000 and $90,000 to the sponsor, respectively. As of September 30, 2026, the Company had paid an aggregate of $224,000 to the sponsor.

Related Party Loans

On December 11, 2024, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of the issuance date. The note is non-interest bearing, and due after the date on which the IPO is consummated or the Company determines to abandon the IPO. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor. No amounts were owed under the promissory note as of September 30, 2026 and December 31, 2025.

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

Other Related Party Transactions

For the three months ended September 30, 2026 and September 30, 2025, total reimbursement of out-of-pocket expenses paid to the sponsor, officers or directors were $19,673 and $8,840, respectively. For the nine months ended September 30, 2026 and September 30, 2025, total reimbursement of out-of-pocket expenses paid to the sponsor, officers or directors were $68,103 and $26,946, respectively. The outstanding balance amount of unreimbursed expenses was nil at September 30, 2026 and December 31, 2025.

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

Engagement Agreement – Financial Advisory

The Company has retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the fiscal year ended December 31, 2025, a second retainer of $150,000 was paid during the three months ended June 30, 2026, and the Company agrees to pay 500,000 newly issued ordinary shares at $10.00 per share at the closing of the business combination if the Company completes its initial business combination within 30 months from the engagement date.

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

As of September 30, 2026, there were 2,005,000 shares of ordinary shares issued and outstanding, excluding 1,817,787 shares subject to possible redemption.

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

Extension Payments to Trust Account

During the three months ended September 30, 2026, CPRO Korea paid and deposited an aggregate of $202,540 into the Trust Account. Pursuant to the Merger Agreement and the shareholders’ vote at the EGM (as described in Note 1), the extension payments to Trust Account for the business combination are to be borne by CPRO with no obligation of repayment. Accordingly, the deposits were initially recognized as capital contributions, resulting in a decrease in shareholders’ deficit. Subsequently, shareholders’ deficit was increased by the same amount, with a corresponding increase in the carrying value of redeemable ordinary shares to equal the redemption value (as described in Note 2, Summary of Significant Accounting Policies - Ordinary Shares Subject to Possible Redemption).

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

	As of September 30, 2026	As of December 31, 2025
Cash	$176,425	$756,592
Prepaid expenses	21,250	9,000
Marketable securities held in Trust Account	19,458,072	70,858,017
Total Assets	$19,655,747	$71,623,609

	For The Three	For The Nine	For The Three	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2025
Formation, general and administrative expenses	$(96,905)	$(492,917)	$(230,538)	$(516,070)
Interest income on marketable securities held in Trust Account	378,192	1,623,156	717,330	1,184,641
Net Income	$281,287	$1,130,239	$486,792	$668,571

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

On October 28, 2026, pursuant to the Merger Agreement, CPRO Korea wired the fourth extension payment of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by one (1) month, from November 1, 2026 to December 1, 2026.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 21, 2024, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from October 21, 2024 (inception) through September 30, 2026 relate to the formation and the IPO and the efforts for the initial business combination. We will have no operations other than the active solicitation of one or more target businesses with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed consolidated financial statements, as of September 30, 2026, we had $176,425 in cash held outside the Trust Account available for working capital purposes.

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

•

each issued and outstanding Purchaser ordinary share immediately prior to the effective time of the Reincorporation Merger will cease to be issued and will be automatically cancelled and retired and will cease to exist.

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

Extraordinary General Meeting and Extension Payments to Trust Account

On July 27, 2026, the Company held an extraordinary general meeting (the “EGM”) at which shareholders approved (i) a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which it has to consummate a business combination for an additional twelve months from August 1, 2026 to August 1, 2027, on a month-to-month basis, and (ii) a proposal to amend the Investment Management Trust Agreement with Wilmington Trust, N.A., to allow the Company to extend the date by which it must consummate a business combination on the same month-to month basis from August 1, 2026 to August 1, 2027, by depositing $67,500 into the Trust Account per one-month extension. In connection with the shareholders’ vote at the EGM, an aggregate of 5,082,213 ordinary shares were tendered for redemption, and an aggregate payment of $53,225,641 was distributed from the Trust Account.

Pursuant to the Merger Agreement, following the shareholders’ vote at the EGM, CPRO Korea has wired four monthly extension payments of $67,500 to the Trust Account, extending the deadline by which the Company must consummate its initial business combination by four months, from August 1, 2026 to December 1, 2026.

On September 22, 2026, the Company received approval from the Nasdaq Listing Qualifications Department that the Company’s application to transfer the listing of its units, ordinary shares and rights from The Nasdaq Global Market to The Nasdaq Capital Market has been approved. The units, ordinary shares, and rights were transferred to The Nasdaq Capital Market at the opening of business on September 24, 2026. The Company’s units, ordinary shares, and rights continue to trade under the symbols “LCCCU”, “LCCC” and “LCCCR,” respectively. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

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

For the three months ended September 30, 2026, we had a net income of $281,287. We incurred $96,905 of general and administrative expenses and earned $378,192 of interest income from investments in our Trust Account.

For the nine months ended September 30, 2026, we had a net income of $1,130,239. We incurred $492,917 of general and administrative expenses and earned $1,623,156 of interest income from investments in our Trust Account.

For the three months ended September 30, 2025, we had a net income of $486,792. We incurred $230,538 of general and administrative expenses and earned $717,330 of interest income from investments in our Trust Account.

For the nine months ended September 30, 2025, we had a net income of $668,571. We incurred $516,070 of general and administrative expenses and earned $1,184,641 of interest income from investments in our Trust Account.

Liquidity and Capital Resources

As of September 30, 2026, we had $176,425 in cash held outside the Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $300,000. On May 1, 2025, the $300,000 loan was repaid fully to the sponsor and no amounts were owed under the promissory note.

We consummated the IPO and private placement on May 1, 2025. Upon the consummation of the IPO and the private placement, $69,000,000 of cash was placed in the Trust Account with Wilmington Trust, National Association acting as trustee. In connection with the shareholders’ vote at the EGM held on July 27, 2026 as described above, an aggregate payment of $53,225,641 was distributed from the Trust Account for the ordinary shares redeemed. As of September 30, 2026, an aggregate of $19,458,072 was held in the Trust Account invested in U.S. treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended.

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

We performed an assessment on our ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As of September 30, 2026, we had $176,425 cash, working capital of $197,675, and will continue to incur significant costs in pursuit of an acquisition. That raises substantial doubt about our ability to continue as a going concern. In addition, there is no assurance that we will be able to consummate the initial business combination within 27 months from the consummation of the IPO (if we extend the period of time to consummate an initial business combination by the full amount of time) or obtain an extension for time allowed to consummate a business combination. In the event that we fail to consummate a business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of cash shortage or failing to consummate a business combination within 27 months from the consummation of the IPO. Management plans to continue its efforts to consummate a business combination within 27 months from the consummation of the IPO.

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

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first consider the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income in trust account less any dividends paid. We then allocate the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption is considered to be dividends paid to the public shareholders.

For the nine months ended September 30, 2026 and September 30, 2025, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the IPO and the private placement since the conversion of rights to ordinary shares will be contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement Agreement – Financial Advisory

We have retained a financial advisor with respect to the initial business combination. An initial retainer of $150,000 was paid during the fiscal year ended December 31, 2025, a second retainer of $150,000 was paid during the three months ended June 30, 2026, and we agreed to pay 500,000 newly issued ordinary shares at $10.00 per share at the closing of the business combination if we complete the initial business combination within 30 months from the engagement date.

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

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended September 30, 2026, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) in which RedOne Investment Limited (the “Sponsor”) purchased 280,000 private units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,800,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 30, 2026).
10.1

Amendment No. 1 to the Investment Management Trust Agreement, dated as of July 27, 2026, by and between the Company and Wilmington Trust, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 30, 2026).

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Lakeshore Acquisition III Corp.

Date: November 6, 2026	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

